Form 10-K/A
period 2020-12-31
Altitude Acquisition Corp.
filed 2021-06-01
CIK 1822366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Altitude Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Altitude Acquisition Corp., for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on December 11, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement (i) certain items on the Company’s previously issued audited balance sheet dated as of December 11, 2020 which was related to its initial public offering, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020 (the “Affected Period”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Historically, certain of our outstanding warrants to purchase common stock (the “Warrants”) were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing, and Item 9A, Controls and Procedures.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for the Affected Period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 15,000,000 public warrants and 8,000,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 (the “Affected Period”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the combined company’s internal control over financial reporting. If the combined company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the combined company may be unable to report its financial results accurately on a timely basis, which could cause combined company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the combined company’s common stock to decline. Ineffective internal controls could also cause investors to lose confidence in the combined company’s reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken or that the combined company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The combined company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the combined company’s management in its internal control over financial reporting. The combined company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the combined company’s reporting status. The combined company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the combined company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

In this Annual Report Form 10-K for the year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants to purchase comment stock issued in connection with our initial public offering on December 8, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 8, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement (i) certain items on the Company’s previously issued audited balance sheet dated as of December 11, 2020 which was related to its initial public offering, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020 (the “Affected Period”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Historically, certain of our outstanding warrants to purchase common stock (the “Warrants”) were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

We completed the sale of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit generating gross proceeds of $300,000,000. Simultaneous with the closing of the Public Offering, we completed the sale of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to our sponsor, generating gross proceeds to the Company of $8,000,000.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from August 12, 2020 (inception) through December 31, 2020, we had a net loss of $7,117,234. We incurred $159,383 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses. We earned interest income of $298, and also incurred warrant issuance costs of $1,138,086, loss on sale of Private Placement Warrants of $2,871,152, and unrealized loss on change in fair value of warrants of $2,948,911.

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

Simultaneously with the closing of the IPO, we consummated the sale of 8,000,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Warrant, generating gross proceeds of $8,000,000.

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

Following our IPO and the sale of the Private Placement Warrants, a total of $300,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred $17,107,057 in IPO related costs, including $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting discount and $607,057 of other costs.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $300,000,082 (including approximately $82 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the year ended December 31, 2020, cash used in operating activities was $653,614. Net loss of $7,117,234 was impacted by interest earned on marketable securities held in the Trust Account of $82, warrant issuance costs of $1,138,086, loss on sale of Private Placement Warrants of $2,871,152, unrealized loss on change in fair value of warrants of $2,948,911, and changes in operating assets and liabilities, which used $494,447 of cash for operating activities.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,195,139 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 15,000,000 common stock warrants to investors in our Initial Public Offering and issued 8,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

June 1, 2021

ALTITUDE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets:
Current Assets
Cash and cash equivalents	$764,329
Prepaid expense	634,511

Total current assets	1,398,840
Investments held in Trust Account	300,000,082

Total assets	$301,398,922

Liabilities and Stockholders’ Equity:
Current Liabilities
Accounts payable	137,179
Due to related party	2,885

Total current liabilities	140,064
Warrant liability	33,807,463
Deferred underwriting fee	10,500,000

Total liabilities	44,447,527
Commitments and Contingencies	—
Class A common stock subject to possible redemption, 25,195,139 shares subject to possible redemption at redemption value	251,951,390
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding
Class A common stock, $0.0001 par value, 280,000,000 shares authorized, 4,804,861 shares issued and outstanding (excluding 25,195,139 shares subject to possible redemption)	481
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding	750
Additional paid-in capital	12,116,008
Accumulated deficit	(7,117,234)

Total stockholders’ equity	5,000,005

Total liabilities and stockholders’ equity	$301,398,922

The accompanying notes are an integral part of the financial statement.

ALTITUDE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$159,383

Loss from operations	(159,383)
Other income (expense)
Interest Income	216
Interest income earned on Trust	82
Warrant issuance costs	(1,138,086)
Loss on sale of private placement warrants	(2,871,152)
Unrealized loss on change in fair value of warrants	(2,948,911)

Total other expense	(6,957,851)

Net loss	$(7,117,234)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000

Basic and diluted net income per share, Class A common stock	$0.00

Basic and diluted weighted average shares outstanding, common stock	7,500,000

Basic and diluted net loss per share, Class B common stock	$(0.95)

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	7,503,750	750	$24,250	—	25,000
Forfeiture of Class B common stock	—	—	(3,750)	—	—	—	—
Sale of Units in Initial Public Offering net of underwriter discount and offering cost less fair value of warrants	30,000,000	3,000	—	—	264,040,629	—	264,043,629
Change in value of Class A common stock subject to possible redemption	(25,195,139)	(2,519)	—	—	(251,948,871)	—	(251,951,390)
Net loss	—	—	—	—	—	(7,117,234)	(7,117,234)

Balance as of December 31, 2020	4,804,861	$481	7,500,000	$750	$12,116,008	$(7,117,234)	$5,000,005

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(7,117,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(82)
Loss on sale of private placement warrants	2,871,152
Warrant issuance costs	1,138,086
Unrealized loss on change in fair value of warrants	2,948,911
Changes in current assets and current liabilities:
Prepaid assets	(634,511)
Due to related party	2,885
Accounts payable	137,179

Net cash used in operating activities	(653,614)

Cash Flows from Investing Activities:
Investment held in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	294,000,000
Proceeds from private placement	8,000,000
Proceeds from issuance of founder shares	25,000
Advances from Sponsor	634,447
Proceeds from issuance of promissory note to related party	275,000
Repayment of promissory note to related party	(275,000)
Repayment of advances from Sponsor	(634,447)
Payments of offering costs	(607,057)

Net cash provided by financing activities	301,417,943
Net Change in Cash	764,329
Cash—Beginning	—

Cash—Ending	$764,329

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(3,121,510)

Initial value of Class A common stock subject to possible redemption	$255,072,900

Deferred underwriting commissions charged to additional paid-in capital	$10,500,000

Initial classification of warrant liability	$27,987,400

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below) and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The Company’s sponsor is Altitude Acquisition Holdco LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO (as described below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 8, 2020 (the “Effective Date”). On December 11, 2020, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of $8,000,000, which is described in Note 5.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

NOTE 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on indexation rule and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of December 8, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 15,000,000 Public Warrants and (ii) the 8,000,000 Private Placement Warrants (See Note 4 and Note 5). The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Notwithstanding the above mentioned impact, the Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at December 11, 2020
Warrant Liability	$—	$30,858,552	$30,858,552
Class A common stock subject to possible redemption	285,931,450	(30,858,550)	255,072,900
Class A common stock	141	308	449
Additional paid-in capital	5,010,602	4,008,928	9,019,530
Accumulated deficit	$(11,485)	$(4,009,238)	$(4,020,723)

Balance Sheet at December 31, 2020
Warrant Liability	$—	$33,807,463	$33,807,463
Class A common stock subject to possible redemption,	285,758,850	(33,807,460)	251,951,390
Class A common stock	142	339	481
Additional paid-in capital	5,158,201	6,957,807	12,116,008
Accumulated deficit	$(159,085)	$(6,958,149)	$(7,117,234)

Statement of Operations for the period from August 12, 2020 (inception) through December 31, 2020
Unrealized loss on change in fair value of warrants	$—	$(2,948,911)	$(2,948,911)
Loss on sale of private placement warrants	—	(2,871,152)	(2,871,152)
Warrant issuance costs	—	(1,138,086)	(1,138,086)
Net loss	$(159,085)	$(6,958,149)	$(7,117,234)
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.93)	$(0.95)

Statement of Cash Flows for the period from August 12, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(159,085)	$(6,958,149)	$(7,117,234)
Unrealized loss on change in fair value of warrants	—	2,948,911	2,948,911
Warrant issuance costs	—	1,138,086	1,138,086
Loss on sale of private placement warrants	$—	$2,871,152	$2,871,152

Note 3 — Significant Accounting Policies

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

Marketable securities held in Trust Account

At December 31, 2020 the assets held in the Trust Account were substantially held in mutual funds with underlying investments comprised of U.S. Treasury Bills.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 25,195,139 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

For the Year ended December 31, 2020
Numerator: Net income allocable to Class A common stock
Amortized Interest income on marketable securities held in trust	$69
Less: interest available to be withdrawn for payment of taxes	(69)

Net income allocable to Class A common stock	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000
Basic and Diluted net income per share, Class A common stock	$0.00
Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(7,117,234)
Redeemable Net Earnings	—

Non-Redeemable Net Loss	$(7,117,234)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	7,500,000
Basic and diluted net loss per share, Class B common stock	$(0.95)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to stockholders’ equity.

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

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

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

Note 4 — Initial Public Offering

On December 11, 2020, the Company sold 30,000,000 Units, including 3,900,000 Units issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-half of one warrant to purchase one share of Class A common stock. Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of December 31, 2020, an additional fee of $10,500,000 (see Note 8) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Warrants

Each whole warrant will entitle the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any Founder Shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Money Market Funds held in Trust Account	$300,000,082	$300,000,082	$—	$—

	$300,000,082	$300,000,082	$—	$—

Liabilities:
Warrant Liability	$33,807,463	$—	$—	$33,807,463

	$33,807,463	$—	$—	$33,807,463

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 11, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 11, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Cash held in Trust Account	$300,000,000	$300,000,000	$—	$—

	$300,000,000	$300,000,000	$—	$—

Liabilities:
Warrant Liability	$30,858,552	$—	$—	$30,858,552

	$30,858,552	$—	$—	$30,858,552

The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per common stock equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrants were as follows at initial measurement:

Input	December 11, 2020 (Initial Measurement)
Expected term (years)	5.90
Expected volatility	24.2%
Risk-free interest rate	0.49%
Fair value of the common stock price	$9.34

The key inputs into the Monte Carlo simulation model for the warrants were as follows at December 31, 2020:

Input	December 31, 2020
Expected term (years)	5.85
Expected volatility	24.2%
Risk-free interest rate	0.48%
Fair value of the common stock price	$9.63

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from August 12, 2020 (inception) through December 31, 2020:

Warrant Liability
Fair value as of August 12, 2020	$—
Initial fair value of warrant liability upon issuance at IPO	30,858,552
Revaluation of warrant liability included in other expense within the statement of operations for the period from August 12, 2020 (inception) through December 31, 2020	2,948,911

Fair value as of December 31, 2020	$33,807,463

Note 8 — Commitments and Contingencies

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred shares issued and outstanding.

Class A Common Stock — The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2020, there were 4,804,861 shares of Class A common stock outstanding, excluding 25,195,139 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 6, there were 7,503,750 shares of Class B common stock issued and outstanding at December 11, 2020. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 11, 2020, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. As of December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

Note 10 — Income Tax

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(20.5)%
Change in valuation allowance	(0.5)%

Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. In connection with this Amendment, our management re-evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Our internal control over financial reporting did not result in the proper classification of the warrants we issued in connection with our initial public offering and private placement which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in December 2020. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on November 30, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

4.5	Description of Securities.

10.1	Letter Agreement, dated as of December 8, 2020, by and among among the Company, its executive officers, its directors and Cantor Fitzgerald & Co.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.2	Investment Management Trust Agreement, dated as of December 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.3	Registration Rights Agreement, dated December 8, 2020, by and among the Company, Altitude Acquisition Holdco LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.5	Administrative Services Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

10.7	Promissory Note, dated August 12, 2020, issued to Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

10.8	Securities Subscription Agreement, dated as on August 12, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249071, filed with the SEC on September 25, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-249071) filed with the Securities and Exchange Commission on October 8, 2020.

24	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 1, 2021	ALTITUDE ACQUISITION CORP.

	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: President, Chief Executive Officer and Director

/s/ Gary Teplis Gary Teplis	President, Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2021

* Farris Griggs	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2021

* Gavin Isaacs	Chairman	June 1, 2021

* Thomas Breitling	Vice Chairman	June 1, 2021

* Sam Galeotos	Director	June 1, 2021

* Hilton Sturisky	Director	June 1, 2021

* Michel Taride	Director	June 1, 2021

* By: /s/ Gary Teplis Attorney-in-Fact