Form 10-Q
period 2021-03-31
Altitude Acquisition Corp.
filed 2021-06-03
CIK 1822366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39772

Altitude Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2533565
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Perimeter Center Terrace Suite 151 Atlanta, Georgia	30346
(Address of Principal Executive Offices)	(Zip Code)

1 (800) 950-2950

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 25, 2021, there were 30,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALTITUDE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Current Assets
Cash and cash equivalents	$413,395	$764,329
Prepaid expense	535,360	634,511

Total current assets	948,755	1,398,840
Investments held in Trust Account	300,006,329	300,000,082

Total assets	$300,955,084	$301,398,922

Liabilities and Stockholders’ Equity:
Current Liabilities
Accounts payable	$124,236	$137,179
Due to related party	32,089	2,885

Total current liabilities	156,325	140,064
Warrant liability	39,803,651	33,807,463
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	50,459,976	44,447,527

Commitments and Contingencies		—
Class A common stock subject to possible redemption, 24,549,510 and 25,195,139 shares subject to possible redemption at redemption value at March 31, 2021 and December 31, 2020, respectively	245,495,100	251,951,390
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding
Class A common stock, $0.0001 par value, 280,000,000 shares authorized, 5,450,490 and 4,804,861 shares issued and outstanding (excluding 24,549,510 and 25,195,139 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	545	481
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 and 7,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	18,572,234	12,116,008
Accumulated deficit	(13,573,521)	(7,117,234)

Total stockholders’ equity	5,000,008	5,000,005

Total liabilities and stockholders’ equity	$300,955,084	$301,398,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Formation and operating costs	$466,358

Loss from operations	(466,358)
Other income (expense)
Interest Income	12
Interest income earned on Trust	6,247
Unrealized loss on change in fair value of warrants	(5,996,188)

Total other income (expense)	(5,989,929)

Net loss	$(6,456,287)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000

Basic and diluted net income per share, Class A common stock	$0.00

Basic and diluted weighted average shares outstanding, common stock	7,500,000

Basic and diluted net loss per share, Class B common stock	$(0.86)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	4,804,861	$481	7,500,000	$750	$12,116,008	$(7,117,234)	$5,000,005
Change in value of Class A common stock subject to possible redemption	645,629	64	—	—	6,456,226	—	6,456,290
Net loss	—	—	—	—	—	(6,456,287)	(6,456,287)

Balance as of March 31, 2021 (unaudited)	5,450,490	$545	7,500,000	$750	$18,572,234	$(13,573,521)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(6,456,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,247)
Unrealized loss on change in fair value of warrant liability	5,996,188
Changes in current assets and current liabilities:
Prepaid assets	99,151
Due to related party	29,204
Accounts payable	(12,943)

Net cash used in operating activities	(350,934)
Net Change in Cash	(350,934)
Cash—Beginning	764,329

Cash—Ending	$413,395

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(6,456,290)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $413,395 available for working capital needs, and a working capital of $792,430.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of $275,000, and advances from sponsor of $634,447. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on December 10, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 1, 2021.

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

Use of Estimates

The preparation of these condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Marketable securities held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 24,549,510 and 25,195,139 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of common stock outstanding for the period. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 23,000,000 shares of Class A common stock in the aggregate.

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

For the three months ended December 31, 2020
Numerator: Net income allocable to Class A common stock
Amortized Interest income on marketable securities held in trust	$6,247
Less: interest available to be withdrawn for payment of taxes	(6,247)

Net income allocable to Class A common stock	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000
Basic and Diluted net income per share, Class A common stock	$0.00
Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(6,462,534)
Redeemable Net Earnings	—

Non-Redeemable Net Loss	$(6,462,534)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	7,500,000
Basic and diluted net loss per share, Class B common stock	$(0.86)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. The fair value of the Public Warrants is classified as Level 1. See Note 6 for additional information on assets and liabilities measured at fair value.

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

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed immaterial for the three months ended March 31, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of March 31, 2021 and December 31, 2020, an additional fee of $10,500,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

Promissory Note — Related Party

On August 12, 2020, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2020 or the closing of the IPO. As of December 11, 2020, the total amount borrowed under the promissory note was $275,000. The Company repaid the amount in full on December 16, 2020.

Due to Sponsor

On December 11, 2020, the Sponsor advanced the Company an aggregate of $634,447. The Company repaid the amount in full on December 16, 2020.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company accrued $37,667 for the administrative service fee for the three months ended March 31, 2021.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$300,006,329	$300,006,329	$—	$—

	$300,006,329	$300,006,329	$—	$—

Liabilities:
Warrant Liability	$39,803,651	$25,500,000	$—	$14,303,651

	$39,803,651	$25,500,000	$—	$14,303,651

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

The subsequent measurement of the Public Warrants for the three months ended March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2021, the aggregate value of Public Warrants was $25,500,000.

The estimated fair value of the Private Placement Warrants on March 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2021:

Input	March 31, 2021
Expected term (years)	5.60
Expected volatility	24.4%
Risk-free interest rate	1.06%
Fair value of the common stock price	$10.03

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$33,807,463
Transfer out of Level 3 to Level 1	(25,500,000)
Revaluation of warrant liability included in other expense within the statement of operations for the three months ended March 31, 2021	5,996,188

Fair value as of March 31, 2021	$14,303,651

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred shares issued and outstanding.

Class A Common Stock — The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 5,450,490 and 4,804,861 shares of Class A common stock outstanding, excluding 24,549,510 and 25,195,139 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, there were 7,503,750 shares of Class B common stock issued and outstanding at December 11, 2020. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 11, 2020, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. As of March 31, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

Note 9 — Subsequent Events

On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of the date hereof, there were no borrowings under the promissory note.

The Company evaluated subsequent events and transactions that occurred after the balance sheet dates, up to the date which the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Altitude Acquisitions Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

As of March 31, 2021, a total of $300,000,000 of the net proceeds from the Public Offering (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of March 31, 2021, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through March 31, 2021, relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the three months ended March 31, 2021, we had a net loss of $6,456,287. We incurred $466,358 of formation and operating costs and $5,996,188 of change in fair value of warrant liability, offset by $6,259 of earned interest income.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside our trust account of $413,395, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

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

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $300,006,329 (including approximately $6,329 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended March 31, 2021, cash used in operating activities was $350,934. Net loss of $6,456,287 was impacted by interest earned on marketable securities held in the Trust Account of $6,247, change in fair value of warrant liability of $5,996,188, and changes in operating assets and liabilities, which provided $115,412 of cash for operating activities.

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

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of March 31, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 24,549,510 and 25,195,139 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 23,000,000 shares of common stock in the aggregate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer has concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed June 1, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on June 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on June 1, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On August 12, 2020, we issued to our Sponsor an aggregate of 8,625,000 Founder Shares in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.003 per share. On November 30, 2020, our Sponsor surrendered an aggregate of 1,437,500 Founder Shares to us for no consideration, resulting in our Sponsor holding 7,503,750 Founder Shares. On December 11, 2020 the underwriters’ partially exercised their over-allotment option, and, as a result, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. Accordingly, this resulted in our Sponsor holding an aggregate of 7,500,000 Founder Shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of the Public Offering, the Company consummated a private placement of 8,000,000 Private Placement Warrants to Altitude Acquisition Holdco, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $8,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Use of Proceeds

On December 11, 2020, we consummated the Public Offering of 30,000,000 Units, including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option.

The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000. Cantor Fitzgerald & Co. as the sole book running manager and Odeon Capital Group, LLC acted as lead manager of the offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249071), filed with the SEC on September 25, 2020, as amended. The SEC declared the registration statement effective on December 8, 2020.

Of the gross proceeds received from the Public Offering and private placement of Private Placement Warrants, $300,000,000 was placed in the Trust Account. We paid a total of $6,000,000 in underwriting fees and $607,057 for other costs and expenses related to the Public Offering. In addition, the underwriters agreed to defer $10,500,000 in underwriting fees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Notice of Failure to Satisfy a Continued Listing Rule or Standard.

On May 28, 2021, the Company received a notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) because it has not yet filed this Quarterly Report on Form 10-Q with the SEC on or before May 24, 2021, the extended period provided for the filing under Rule 12b-25(b) of the Securities Exchange Act of 1934, as amended. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the SEC.

Nasdaq informed the Company that, under the Nasdaq’s listing rules, the Company has 60 calendar days from the date of the initial Nasdaq notification letter, or until July 27, 2021, to file this Quarterly Report on Form 10-Q with the SEC. The Nasdaq notice has no immediate impact on the listing or trading of the Company’s units, common stock or warrants on Nasdaq.

Subsequent Events

On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of the date hereof, there were no borrowings under the promissory note.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

10.1*	Promissory Note dated June 2, 2021 issued to Altitude Acquisition Holdco LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTITUDE ACQUISITION CORP.

Date: June 3, 2021	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)