Form 10-Q
period 2021-06-30
Altitude Acquisition Corp.
filed 2021-08-13
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021, there were 30,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.
Quarterly Report on
Form 10-Q
For the Quarter Ended June 30, 202

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Current Assets
Cash and cash equivalents	$207,634	$764,329
Prepaid expense	413,676	634,511

Total current assets	621,310	1,398,840
Investments held in Trust Account	300,013,157	300,000,082

Total assets	$300,634,467	$301,398,922

Liabilities and Stockholders’ Equity:
Current Liabilities
Accounts payable	$146,619	$137,179
Due to related party	62,090	2,885

Total current liabilities	208,709	140,064
Warrant liability	20,361,774	33,807,463
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	31,070,483	44,447,527

Commitments and Contingencies
Class A common stock subject to possible redemption, 26,456,398 and 25,195,139 shares subject to possible redemption at redemption value at June 30, 2021 and December 31, 2020, respectively	264,563,980	251,951,390
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized, 3,543,602 and 4,804,861 shares issued and outstanding (excluding 26,456,398 and 25,195,139 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	354	481
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 and 7,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	—	12,116,008
Retained earnings (Accumulated deficit)	4,998,900	(7,117,234)

Total stockholders’ equity	5,000,004	5,000,005

Total liabilities and stockholders’ equity	$300,634,467	$301,398,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$379,837	$846,195

Loss from operations	(379,837)	(846,195)
Other income
Interest Income	8	20
Interest income earned on Trust	6,828	13,075
Unrealized gain on change in fair value of warrants	19,441,877	13,445,689

Total other income	19,448,713	13,458,784

Net income	$19,068,876	$12,612,589

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	30,000,000

Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Basic and diluted weighted average shares outstanding, common stock	7,500,000	7,500,000

Basic and diluted net income per share, Class B common stock	$2.54	$1.68

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,804,861	$481	7,500,000	$750	$12,116,008	$(7,117,234)	$5,000,005
Change in value of Class A common stock subject to possible redemption	645,629	64	—	—	6,456,226	—	6,456,290
Net loss	—	—	—	—	—	(6,456,287)	(6,456,287)

Balance as of March 31, 2021 (unaudited)	5,450,490	$545	7,500,000	$750	$18,572,234	$(13,573,521)	$5,000,008
Change in value of Class A common stock subject to possible redemption	(1,906,888)	(191)	—	—	(18,572,234)	(496,455)	(19,068,880)
Net loss	—	—	—	—	—	19,068,876	19,068,876

Balance as of June 30, 2021 (unaudited)	3,543,602	$354	7,500,000	$750	$—	$4,998,900	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$12,612,589
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(13,075)
Unrealized gain on change in fair value of warrant liability	(13,445,689)
Changes in current assets and current liabilities:
Prepaid assets	220,835
Due to related party	59,205
Accounts payable	9,440

Net cash used in operating activities	(556,695)
Net Change in Cash	(556,695)
Cash—Beginning	764,329

Cash—Ending	$207,634

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$12,612,590

Reclassification of capital deficit	$496,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Altitude
Acquisition Corp
. (the “Company”) is a newly organized blank check company incorporated in Delaware on August 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company will generate non-operating income in the
form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below) and will recognize changes in the fair value of warrant liability as other income (expense).
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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company has until June 11, 2022 to consummate a Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.
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
Going Concern Consideration
As of June 30, 2021, the Company had cash outside the Trust Account of $207,634 available for working capital needs, and a working capital of $412,601.
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
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $
300,000
to be used for a portion of the expenses of the Business Combination (see Note 5). This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of June 30, 2021, there were no
borrowings under the promissory note.
In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, the Company has until June 11, 2022 to consummate a Business Combination. If the Company is unable to complete a Business Combination prior to June 11, 2022, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on December 10, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on June 1, 2021.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.
Investments held in Trust Account
At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance
Coverage
of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 26,456,398 and 25,195,139 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Net Income Per Common Share
Net income per common stock is computed by dividing net income by the weighted-average number of common stock outstanding for the period. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 23,000,000 shares of Class A common stock in the aggregate
.
The Company’s condensed statements of operations include a presentation of net income per share of Class A common stock subject to possible redemption in a manner similar to the two-class
method of income per common stock. Net income per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable Class A common stock outstanding since original issuance.

Net income per share of common stock, basic and diluted, for non-redeemable Class B common stock is calculated by dividing the net income, adjusted for income attributable to redeemable Class B common stock, by the weighted average number of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock include the Fou
n
der Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Numerator: Net income allocable to Class A common stock
Amortized Interest income on marketable securities held in trust	$6,828	$13,075
Less: interest available to be withdrawn for payment of taxes	(6,828)	(13,075)

Net income allocable to Class A common stock	$—	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000	30,000,000
Basic and Diluted net income per share, Class A common stock	$0.00	$0.00
Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$19,068,876	$12,612,589
Redeemable Net Earnings	(6,828)	(13,075)

Non-Redeemable Net Income	$19,062,048	$12,599,514
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	7,500,000	7,500,000
Basic and diluted net income per share, Class B common stock	$2.54	$1.68
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “
Derivatives and Hedging
”. Derivative instruments are recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
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
Income Taxes
The Company accounts for income taxes under ASC 740 “
Income Taxes
” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes was deemed immaterial for the three and six months ended June 30, 2021.
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
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of June 30, 2021 and December 31, 2020, an additional fee of $10,500,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of June 30, 2021, there were no borrowings under the promissory note.

Due to Sponsor
On December 11, 2020, the Sponsor advanced the Company an aggregate of $634,447. The Company repaid the amount in full on December 16, 2020.
Working Capital Loans
In order to finance transaction costs in connection w
i
th an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 for the administrative service fee for the three and six months ended June 30, 2021, respectively.

The Company has accrued $67,667 of administrative service fees for the period from December 8, 2020 through June 30, 2021.
Note 6 — Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Money Market Funds held in Trust Account	$300,013,157	$300,013,157	$—	$—

	$300,013,157	$300,013,157	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$12,715,500	$12,715,500	$—	$—
Warrant Liability – Private Placement Warrants	$7,646,274	$—	$—	$7,646,274

	$20,361,774	$12,715,500	$—	$7,646,274

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Money Market Funds held in Trust Account	$300,000,082	$300,000,082	$—	$—

	$300,000,082	$300,000,082	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$21,995,964	$—	$—	$21,995,964
Warrant Liability – Private Placement Warrants	$11,811,499	$—	$—	$11,811,499

	$33,807,463	$—	$—	$33,807,463

The subsequent measurement of the Public Warrants for the three and six months ended June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $12,715,500.
The estimated fair value of the Private Placement Warrants on June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021:

Input	June 30, 2021
Expected term (years)	5.54
Expected volatility	15.50%
Risk-free interest rate	0.96%
Fair value of the common stock price	$9.79
The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Expected term (years)	5.85
Expected volatility	24.2%
Risk-free interest rate	0.48%
Fair value of the common stock price	$9.63

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$33,807,463
Transfer out of Level 3 to Level 1	(12,715,500)
Revaluation of warrant liability included in other income within the statement of operations for the six months ended June 30, 2021	(13,445,689)

Fair value as of June 30, 2021	$7,646,274

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
Note 8 — Stockholders’ Equity
Preferred Stock
 — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred shares issued and outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 3,543,602 and 4,804,861 shares of Class A common stock outstanding, excluding 26,456,398 and 25,195,139 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, there were 7,503,750 shares of Class B common stock issued and outstanding at December 11, 2020. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 11, 2020, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. As of June 30, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.
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
References to “we”, “us”, “our” or the “Company” are to Altitude Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
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
As of June 30, 2021, a total of $300,000,000 of the net proceeds from the Public Offering (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.
Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.
Results of Operations
As of June 30, 2021, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through June 30, 2021, relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the
form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).
For the three months ended June 30, 2021, we had a net income of $19,068,876. We incurred $19,441,877 of change in fair value of warrant liability and $6,836 of earned interest income, offset by $379,837 of formation and operating costs.
For the six months ended June 30, 2021, we had a net income of $12,612,589. We incurred $13,445,689 of change in fair value of warrant liability and $13,095 of earned interest income, offset by $846,195 of formation and operating costs.
Liquidity and Capital Resources
As of June 30, 2021, we had cash outside our trust account of $207,634, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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
As of June 30, 2021, we had investments held in the Trust Account of $300,013,157 (including approximately $13,157 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.
For the six months ended June 30, 2021, cash used in operating activities was $556,695. Net income of $12,612,589 was impacted by interest earned on investments held in the Trust Account of $13,075, change in fair value of warrant liability of $13,445,689, and changes in operating assets and liabilities, which provided $289,480 of cash for operating activities.
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
On June 2, 2021, we issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of June 30, 2021, there were no borrowings under the promissory note.
Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of June 30, 2021, no Working Capital Loans have been issued.
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

Off-Balance
Sheet Financing Arrangements
We did not have any off-balance sheet arrangement as of June 30, 2021.
Contractual Obligations
As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. We have incurred $67,667 of administrative service fees for the period from December 8, 2020 through June 30, 2021.
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
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “
Derivatives
 and
 Hedging
”. Derivative instruments are recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 26,456,398 and 25,195,139 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Income Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 23,000,000 shares of common stock in the aggregate.

The Company’s statements of operations include a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of
income per common stock. Net income per Class A common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding since original issuance.
Net income per common stock, basic and diluted,
for non-redeemable Class A
and B common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable Class A
and B common stock outstanding for the
periods. Non-redeemable common
stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
Recent Accounting Standards
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer has concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed June 1, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.

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
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10-Q
with the SEC. The Nasdaq notice has no immediate impact on the listing or trading of the Company’s units, common stock or warrants on Nasdaq.

Item 6.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTITUDE ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)