Form 10-Q
period 2021-09-30
Altitude Acquisition Corp.
filed 2021-11-12
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 1
2
, 2021, there were 30,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.
Quarterly Report on
Form 10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:		(As Restated )
Current Assets
Cash and cash equivalents	$134,055	$764,329
Prepaid expense	294,133	634,511

Total current assets	428,188	1,398,840
Investments held in Trust Account	300,019,322	300,000,082

Total assets	$300,447,510	$301,398,922

Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$232,057	$137,178
Due to related party	92,089	2,885

Total current liabilities	324,146	140,063
Warrant liability	16,033,950	33,807,463
Deferred legal fee	4,594,437	—
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	31,452,533	44,447,526
Commitments and Contingencies
Class A common stock subject to possible redemption, 30,000,000 and 30,000,000 shares subject to possible redemption at redemption value at September 30, 2021 and December 31, 2020, respectively	300,000,000	300,000,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 and 7,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	—	—
Accumulated deficit	(31,005,773)	(43,049,354)

Total stockholders’ deficit	(31,005,023)	(43,048,604)

Total liabilities and stockholders’ deficit	$300,447,510	$301,398,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the period from August 12, 2020 (inception) through	For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021
Formation and operating costs	$4,903,000	$6,108	$5,749,195

Loss from operations	(4,903,000)	(6,108)	(5,749,195)
Other income
Interest Income	3	—	23
Interest income earned on Trust	6,165	—	19,240
Unrealized gain on change in fair value of warrants	4,327,824	—	17,773,513

Total other income	4,333,992	—	17,792,776

Net income (loss)	$(569,008)	$(6,108)	$12,043,581

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.02)	$—	$0.32

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	6,250,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.02)	$(0.00)	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance as of August 12, 2020, (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	7,187,500	719	24,281		25,000
Net loss	—	—	—	(6,108)	(6,108)

Balance as of September 30, 2020 (unaudited)	7,187,500	$719	$24,281	$(6,108)	$18,892

	Class B		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount

Balance as of December 31, 2020, as restated	7,500,000	$750	$—	$(43,049,354)	$(43,048,604)
Net loss	—	—	—	(6,456,287)	(6,456,287)

Balance as of March 31, 2021 (unaudited), as restated	7,500,000	$750	$—	$(49,505,641)	$(49,504,891)
Net income	—	—	—	19,068,876	19,068,876

Balance as of June 30, 2021 (unaudited), as restated	7,500,000	$750	$—	$(30,436,765)	$(30,436,015)
Net loss	—	—	—	(569,008)	(569,008)

Balance as of September 30, 2021 (unaudited)	7,500,000	$750	$—	$(31,005,773)	$(31,005,023)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,	For the period from August 12, 2020 (inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$12,043,581	$(6,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(19,240)	—
Unrealized gain on change in fair value of warrant liability	(17,773,513)	—
Changes in current assets and current liabilities:
Prepaid assets	340,379	—
Deferred legal fee	4,594,437	—
Due to related party	89,204	—
Accounts payable	94,878	846

Net cash used in operating activities	(630,274)	(5,262)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B Common Stock	—	25,000
Proceeds from issuance of promissory note related party	—	275,000
Payment of deferred offering costs	—	(74,781)

Net cash provided by financing activities	—	225,219
Net Change in Cash	(630,274)	219,957
Cash—Beginning	764,329	—

Cash—Ending	$134,055	$219,957

Supplemental disclosure of noncash financing activities
Deferred offering costs included in accrued offering costs and expenses	$—	$345,200
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
Going Concern Consideration
As of September 30, 2021, the Company had cash outside the Trust Account of $134,055 available for working capital needs, and a working capital of $104,042.
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
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination (see Note 6). This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of September 30, 2021, there were no borrowings under the promissory note.
In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.
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

Note 2 — Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the common stock and determined that the common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
Therefore, management concluded that the carrying value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and common stock.
In connection with the change in presentation for the common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table:

Balance Sheet as of December 31, 2020 (as revised in footnote 2 of form 10K/A filed on June 1, 2021)
Common Stock subject to possible redemption ($)	$251,951,390	$48,048,610	$300,000,000

Common stocks Class A, $0.0001 par value	481	(481)	—
Common stocks Class B, $0.0001 par value	750	—	750
Additional Paid in Capital	12,116,008	(12,116,008)	—
Accumulated Deficit	(7,117,234)	(35,932,120)	(43,049,354)

Total Stockholders’ Equity (Deficit)	$5,000,005	$(48,048,609)	$(43,048,604)

Number of shares subject to redemption	25,195,139	4,804,861	30,000,000

Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on December 10, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Investments held in Trust Account
At September 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 30,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Net Income (loss) Per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The 23,000,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$(455,206)	$(113,802)	$9,634,865	$2,408,716

Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$0.32	$0.32

	For the Period from August 12, 2020 (inception) through September 30, 2020
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss	$—	$(6,108)

Denominator:
Weighted-average shares outstanding	—	6,250,000
Basic and diluted net loss per share	$—	$(0.00)
Offering Costs
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the temporary equity.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes was deemed immaterial for the three and nine months ended September 30, 2021.
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
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of September 30, 2021 and December 31, 2020, an additional fee of $10,500,000 (see Note 8) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

All of the 30,000,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)

Plus:
Accretion of carrying value to redemption value	35,956,370

Contingently redeemable common stock	$300,000,000

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

The Sponsor has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of (A)
one year
 after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $
12.00
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
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of September 30, 2021, there were no borrowings under the promissory note.
Due to Sponsor
On December 11, 2020, the Sponsor advanced the Company an aggregate of $634,447. The Company repaid the amount in full on December 16, 2020.
Working Capital Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 for the administrative service fee for the three and nine months ended September 30, 2021, respectively.
The Company has accrued $97,667 of administrative service fees for the period from December 8, 2020 through September 30, 2021.

Note 7— Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Money Market Funds held in Trust Account	$300,019,322	$300,019,322	$—	$—

	$300,019,322	$300,019,322	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$10,200,000	$10,200,000	$—	$—
Warrant Liability – Private Placement Warrants	$5,833,950	$—	$—	$5,833,950

	$16,033,950	$10,200,000	$—	$5,833,950

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

The subsequent measurement of the Public Warrants for the three and nine months ended September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $10,200,000.
The estimated fair value of the Private Placement Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and
post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September
30
,
2021
:

Input	September 30, 2021

Expected term (years)	5.48
Expected volatility	12.9%
Risk-free interest rate	1.06%
Fair value of the common stock price	$9.84
The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at December 31, 2020:

Input	December 31, 2020

Expected term (years)	5.85
Expected volatility	24.2%
Risk-free interest rate	0.48%
Fair value of the common stock price	$9.63
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended September 30, 2021:

Warrant Liability

Fair value as of December 31, 2020	$33,807,463
Transfer out of Level 3 to Level 1	(10,200,000)
Revaluation of warrant liability included in other income within the statement of operations for the nine months ended September 30, 2021	(17,773,513)

Fair value as of September 30, 2021	$5,833,950

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

Note 9 — Stockholders’ Equity
Preferred Stock

•
The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred shares issued and outstanding.

Class A Common Stock

•
The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were there were no shares of Class A common stock issued and outstanding, excluding 30,000,000 and 30,000,000 of Class A common stock subject to redemption, respectively.

Class B Common Stock

•
The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 6, there were 7,503,750 shares of Class B common stock issued and outstanding at December 11, 2020. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 11, 2020, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. As of September 30, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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
As of September 30, 2021, a total of $300,000,000 of the net proceeds from the Public Offering (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.
Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.
Results of Operations
As of September 30, 2021, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through September 30, 2021, relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the
form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).
For the three months ended September 30, 2021 and 2020, we had a net loss of $569,008 and $6,108, respectively. Net loss for the three months ended September 30, 2021 consisted primarily of $4,327,824 of change in fair value of warrant liability and $6,168 of earned interest income, offset by $4,903,000 of professional fees and other expenses.

For the nine months ended September 30, 2021 and 2020, we had a net income of $12,043,581 and net loss of $6,108, respectively. Net loss for the nine months ended September 30, 2021 consisted primarily $17,773,513 of change in fair value of warrant liability and $19,262 of earned interest income, offset by $5,749,195 of professional fees and other expenses.
Liquidity and Capital Resources
As of September 30, 2021, we had cash outside our trust account of $134,055, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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
As of September 30, 2021, we had investments held in the Trust Account of $300,019,322 (including approximately $19,000 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.
For the nine months ended September 30, 2021, cash used in operating activities was $630,274. Net income of $12,043,581 was impacted by interest earned on investments held in the Trust Account of $19,240, change in fair value of warrant liability of $17,773,513, and changes in operating assets and liabilities, which provided $5,118,898 of cash for operating activities.
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
On June 2, 2021, we issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of September 30, 2021, there were no borrowings under the promissory note.
Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of September 30, 2021, no Working Capital Loans have been issued.

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
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangement as of September 30, 2021.
Contractual Obligations
As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. We have incurred $97,667 of administrative service fees for the period from December 8, 2020 through September 30, 2021.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 30,000,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (loss) Per Common Stock
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 23,000,000 potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer has concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the
10-K/A
filed June 1, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended September 30, 2021:

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
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
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
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTITUDE ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)