Form 10-K/A
period 2020-12-31
Altitude Acquisition Corp.
filed 2022-02-25
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
As of February
25
, 2022, there were 30,000,000 shares of Class A common stock, par value $0.0001, and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends Amendment No. 1 to the Annual Report on Form 10-K of Altitude Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 1, 2021 (the “First Amended Filing”). References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Altitude Acquisition Corp. unless the context otherwise indicates.
The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on December 11, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company has revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between both Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and loss of the Company.
Therefore, on February
24
, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 11, 2020 (the “Post-IPO Balance Sheet”), (ii) audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the First Amended Filing; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q/A”).
The restatement does not have an impact on the Company’s cash position or the amounts in the trust account established in connection with the Company’s initial public offering.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 2021 Form 10-Q/A.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form 10-K of Altitude Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. Other than the Q3 2021 Form 10-Q/A, we will not amend our other previously filed Quarterly Reports on Form 10-Q or the current report on Form 8-K on which the Post-IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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
On December 11, 2020, we consummated our initial public offering (the “initial public offering” or “IPO”) of 30,000,000 units (the “units”), including 3,900,000 units issued to the underwriters based on a partial exercise of their over-allotment option. Each unit consists of one share of Class A common stock and one-half
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300 million.
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
under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of: (i) the completion of an initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, or (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 11, 2022.

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
Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or other undesirable terms. By limiting our stockholders’ ability to redeem no more than

15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
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
The novel coronavirus
(“COVID-19”)
pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination
.
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
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination
,
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
Each unit contains
one-half
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
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
As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from August 12, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from August 12, 2020 (inception) through September 30, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.
As described elsewhere in this Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.
As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.
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
We can give no assurance that the measures we have taken or that the combined company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The combined company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the combined company’s management in its internal control over financial reporting. The combined company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the combined company’s reporting status. The combined company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the combined company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. Our management and the Audit Committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the restatement, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition or our ability to complete a business combination.
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
In this Annual Report on Form 10-K for the year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended December 31, 2020.
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
Additionally, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our initial public offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) in pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
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
Results of Operations
As of December 31, 2020, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2020, relates to our formation and initial public offering, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income
in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

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
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 30,000,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Loss Per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The 23,000,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, these financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by June 11, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
June 1, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is February
25
, 2022

ALTITUDE ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED)

Assets:
Current Assets
Cash and cash equivalents	$764,329
Prepaid expense	634,511

Total current assets	1,398,840
Investments held in Trust Account	300,000,082
Total assets	$301,398,922
Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts payable	137,178
Due to related party	2,885

Total current liabilities	140,063
Warrant liability	33,807,463
Deferred underwriting fee	10,500,000

Total liabilities	44,447,526
Commitments and Contingencies
Class A common stock subject to possible redemption, 30,000,000 shares issued and outstanding at redemption value of $10.00 per share	300,000,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized, no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding	750
Additional paid-in capital	—
Accumulated deficit	(43,049,354)

Total stockholders’ deficit	(43,048,604)

Total liabilities and stockholders’ deficit	$301,398,922

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Formation and operating costs	$159,383

Loss from operations	(159,383)
Other income
Interest income	216
Interest income earned on Trust	82
Warrant issuance costs	(1,138,086)
Loss on sale of private placement warrants	(2,871,152)
Unrealized loss on change in fair value of warrants	(2,948,911)

Total other income (loss)	(6,957,851)

Net loss	$(7,117,234)

Basic and diluted weighted average shares outstanding, Class A common stock	4,071,429

Basic and diluted net income (loss) per share, Class A common stock	$(0.56)

Basic and diluted weighted average shares outstanding, Class B common stock	8,682,402

Basic and diluted net loss per share, Class B common stock	$(0.56)

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	7,503,750	750	24,250	—	25,000
Forfeiture of Class B common stock	—	—	(3,750)	—	—	—	—
Accretion of Class A common stock to redemption value	—	—	—	—	(24,250)	(35,932,120)	(35,956,370)
Net loss	—	—	—	—	—	(7,117,234)	(7,117,234)

Balance as of December 31, 2020	—	$—	7,500,000	$750	$—	$(43,049,354)	$(43,048,604)

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(7,117,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(82)
Loss on sale of private placement warrants	2,871,152
Warrant issuance costs	1,138,086
Unrealized loss on change in fair value of warrants	2,948,911
Changes in current assets and current liabilities:
Prepaid assets	(634,512)
Due to related party	2,885
Accounts payable	137,179

Net cash used in operating activities	(653,615)

Cash Flows from Investing Activities:
Investment held in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	294,000,000
Proceeds from private placement	8,000,000
Proceeds from issuance of founder shares	25,000
Advances from Sponsor	634,447
Proceeds from issuance of promissory note to related party	275,000
Repayment of promissory note to related party	(275,000)
Repayment of advances from Sponsor	(634,447)
Payments of offering costs	(607,056)

Net cash provided by financing activities	301,417,944
Net Change in Cash	764,329
Cash—Beginning	—

Cash—Ending	$764,329

Supplemental Disclosure of Non-cash Financing Activities:
Year-end value of Class A common stock subject to possible redemption	$300,000,000

Initial classification of warrant liability	$27,987,400

Deferred underwriting commissions charged to additional paid-in capital	$10,500,000

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(As Restated, See Note 2)
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
As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“IPO” or “initial public offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below) and will recognize changes in the fair value of warrant liability as other income (expense).
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

Note 2 —
R
estatement of
P
reviously
I
ssued
F
inancial
S
tatements
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K, filed with the SEC on June 1, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.
Previously, the Company did not consider redeemable common stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its initial public offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 17, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on June 1, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC. Please see Note 3, Note 4, and Note 9, which have been updated to reflect the restatement of the financial statements contained in this within.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 11, 2020 (as restated in footnote 2 per Form 10-K filed on June 1, 2021)
Class A common stock subject to possible redemption	$255,072,900	$44,927,100	$300,000,000
Class A common stock	449	(449)	—
Additional paid in capital	9,019,530	(9,019,530)	—
Accumulated deficit	(4,020,723)	(35,907,121)	(39,927,844)

Balance Sheet as of December 31, 2020 (per form 10K/A filed on June 1, 2021)
Class A common stocks subject to possible redemption	$251,951,390	$48,048,610	$300,000,000
Class A common stock	481	(481)	—
Additional paid in capital	12,116,008	(12,116,008)	—
Accumulated deficit	(7,117,234)	(35,932,120)	(43,049,354)

Statement of Operations for the period from August 12, 2020 (inception) through December 31, 2020 (per form 10K filed on June 1, 2021)
Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	(25,928,571)	4,071,429
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.56)	$(0.56)
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	1,182,402	8,682,402
Basic and diluted net loss per share, Class B common stock	$(0.95)	$0.39	$(0.56)

Statement of Changes in Stockholders’ Equity for the period from August 12, 2020 (inception) through December 31, 2020 (per form 10-K filed on June 1, 2020)
Sale of Units in Initial Public Offering net of underwriter discount and offering cost less fair value of warrants	$264,043,629	$(264,043,629)	$—
Change in value of Class A common stock subject to possible redemption	$(251,951,390)	$251,951,390	$—
Accretion of Class A common stock to redemption value	$—	$(35,956,370)	$(35,956,370)

Statement of Cash Flows for the period from August 12, 2020 (inception) through December 31, 2020 (per Form 10-K filed on June 1, 2020)
Initial value of Class A common stocks subject to possible redemption	$255,072,900	$44,927,100	$300,000,000
Change in value of Class A common stocks subject to possible redemption	$(3,121,510)	$3,121,510	$—
Going Concern
Subsequent to our previously issued Annual Report on Form 10-K filed on June 1, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by June 11, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 11, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.
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

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 30,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net Loss Per Share of Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,000,000 potential shares of Class A common stocks that may be purchased through outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from August 12, 2020 (inception) through December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the period from August 12, 2020 (inception) through December 31,2020
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(2,272,048)	$(4,845,186)

Denominator:
Weighted-average shares outstanding	4,071,429	8,682,402

Basic and diluted net loss per share	$(0.56)	$(0.56)

Offering Costs
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A—” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to temporary equity.
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
Class A common stock subject to redemption
All of the 30,000,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.
As of December 31, 2020, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Plus:
Accretion of carrying value to redemption value	35,956,370

Class A common stock subject to possible redemption	$300,000,000

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

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Money Market Funds held in Trust Account	$300,000,082	$300,000,082	$—	$—

	$300,000,082	$300,000,082	$—	$—

Liabilities:
Warrant Liability	$33,807,463	$—	$—	$33,807,463

	$33,807,463	$—	$—	$33,807,463

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 11, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Cash held in Trust Account	$300,000,000	$300,000,000	$—	$—

	$300,000,000	$300,000,000	$—	$—

Liabilities:
Warrant Liability	$30,858,552	$—	$—	$30,858,552

	$30,858,552	$—	$—	$30,858,552

The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per share of common stock equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
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
Class
 A Common Stock
 — The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2020, there were no shares of Class A common stock outstanding, excluding 30,000,000 shares of Class A common stock subject to possible redemption.
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
The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the initial public offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis,
20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).
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
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in Note 2.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, management believes that the financial statements included in this Second Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our disclosure controls and procedures and internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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
Farris Griggs
Kevin Schubert
Adeel Rouf
Gavin Isaacs
Thomas Breitling
Sam Galeotos
Hilton Sturisky
Michel Taride

All executive officers and directors and director nominees as a group (nine individuals)	7,500,000	20%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
HGC Investment Management Inc. (4)	1,600,000	5.3%
Linden Capital L.P. (5)	1,500,000	5.0%
Linden GP LLC (5)
Linden Advisors LP (5)
Siu Min (Joe) Wong (5)

(1)	The principal business address of each of the following entities or individuals is c/o Altitude Acquisition Corp., 400 Perimeter Center Terrace Suite 151 Atlanta, Georgia 30346.
(2)	Interests shown consist of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
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
Item 14. Principal Accountant Fees and Services.
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC required filings with the SEC for the period from August 12, 2020 (inception) through December 31, 2020 and of services rendered in connection with our initial public offering totaled $81,370.
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
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from August 12, 2020 (inception) through December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the period from August 12, 2020 (inception) through December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.
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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on November 30, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39772), filed with the SEC on March 30, 2021).

10.1	Letter Agreement, dated as of December 8, 2020, by and among the Company, its executive officers, its directors and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.2	Investment Management Trust Agreement, dated as of December 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.3	Registration Rights Agreement, dated December 8, 2020, by and among the Company, Altitude Acquisition Holdco LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.5	Administrative Services Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

10.7	Promissory Note, dated August 12, 2020, issued to Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

10.8	Securities Subscription Agreement, dated as on August 12, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249071, filed with the SEC on September 25, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-249071) filed with the Securities and Exchange Commission on October 8, 2020.

24	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2022	ALTITUDE ACQUISITION CORP.

	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: President, Chief Executive Officer and Director

/s/ Gary Teplis Gary Teplis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

* Farris Griggs	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

* Gavin Isaacs	Chairman	February 25, 2022

* Thomas Breitling	Vice Chairman	February 25, 2022

* Sam Galeotos	Director	February 25, 2022

* Hilton Sturisky	Director	February 25, 2022

* Michel Taride	Director	February 25, 2022

* By: /s/ Gary Teplis Attorney-in-Fact