Form 10-Q/A
period 2021-09-30
Altitude Acquisition Corp.
filed 2022-02-25
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of February
25
, 2022
, there were 30,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to
Altitude
Acquisition
Corp.
, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Altitude Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.
On November 12, 2021, Altitude Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 11, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company has revised this interpretation to include temporary equity in net tangible assets.
The Company’s management re-evaluated the conclusion and determined that the shares of Class A common stock subject to redemption included certain provisions that require classification of the shares of Class A common stock as temporary equity. As a result, management corrected the error by reclassifying all shares of Class A common stock subject to redemption as temporary equity. This resulted in a restatement to the initial carrying value of the shares of Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.
In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
Previously, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the shares of Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements. Therefore, on February
24
, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on June 1, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021, and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q.
The restatement does not have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Quarterly Report on Form 10-Q.

Altitude Acquisition Corp.
Quarterly Report on
Form 10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 (As restated)
Assets:
Current Assets
Cash and cash equivalents	$134,055	$764,329
Prepaid expense	294,133	634,511

Total current assets	428,188	1,398,840
Investments held in Trust Account	300,019,322	300,000,082

Total assets	$300,447,510	$301,398,922

Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$232,057	$137,178
Due to related party	92,089	2,885

Total current liabilities	324,146	140,063
Warrant liability	16,033,950	33,807,463
Deferred legal fee	4,594,437	—
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	31,452,533	44,447,526
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 30,000,000 and 30,000,000 shares subject to possible redemption at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	300,000,000	300,000,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value , 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized ; no shares issued or outstanding	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized ; 7,500,000 and 7,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	—	—
Accumulated deficit	(31,005,773)	(43,049,354)

Total stockholders’ deficit	(31,005,023)	(43,048,604)

Total liabilities and stockholders’ deficit	$300,447,510	$301,398,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from August 12, 2020 (inception) through September 30, 2020	For the nine months ended September 30, 2021
Formation and operating costs	$4,903,000	$6,108	$5,749,195

Loss from operations	(4,903,000)	(6,108)	(5,749,195)
Other income
Interest Income	3	—	23
Interest income earned on Trust	6,165	—	19,240
Unrealized gain on change in fair value of warrants	4,327,824	—	17,773,513

Total other income	4,333,992	—	17,792,776

Net income (loss)	$(569,008)	$(6,108)	$12,043,581

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.02)	$—	$0.32

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	6,250,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.02)	$(0.00)	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance as of August 12, 2020, (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	7,187,500	719	24,281		25,000
Net loss	—	—	—	(6,108)	(6,108)

Balance as of September 30, 2020 (unaudited)	7,187,500	$719	$24,281	$(6,108)	$18,892

	Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount

Balance as of December 31, 2020, as restated	7,500,000	$750	$—	$(43,049,354)	$(43,048,604)
Net loss	—	—	—	(6,456,287)	(6,456,287)

Balance as of March 31, 2021 (unaudited), as restated	7,500,000	$750	$—	$(49,505,641)	$(49,504,891)
Net income	—	—	—	19,068,876	19,068,876

Balance as of June 30, 2021 (unaudited), as restated	7,500,000	$750	$—	$(30,436,765)	$(30,436,015)
Net loss	—	—	—	(569,008)	(569,008)

Balance as of September 30, 2021 (unaudited)	7,500,000	$750	$—	$(31,005,773)	$(31,005,023)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,	For the period from August 12, 2020 (inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:

Net income (loss)	$12,043,581	$(6,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(19,240)	—
Unrealized gain on change in fair value of warrant liability	(17,773,513)	—
Changes in current assets and current liabilities:
Prepaid assets	340,379	—
Deferred legal fee	4,594,437	—
Due to related party	89,204	—
Accounts payable	94,878	846

Net cash used in operating activities	(630,274)	(5,262)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B Common Stock	—	25,000
Proceeds from issuance of promissory note related party	—	275,000
Payment of deferred offering costs	—	(74,781)

Net cash provided by financing activities	—	225,219
Net Change in Cash	(630,274)	219,957
Cash—Beginning	764,329	—

Cash—Ending	$134,055	$219,957

Supplemental disclosure of noncash financing activities
Deferred offering costs included in accrued offering costs and expenses	$—	$345,200
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
Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of $275,000, and advances from sponsor of $634,447. Subsequent to the consummation of the
I
PO
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

Note 2 — Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate
 its previously reported financial statements. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the common stock and determined that the common stock issued during the
IPO
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
In connection with the change in presentation for the common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities, operating results or cash position.
Impact of the Restatement
The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (per form 10-Q filed on June 3, 2021)
Class A common stock subject to possible redemption	$245,495,100	$54,504,900	$300,000,000
Class A common stock	545	(545)	—
Additional paid in capital	18,572,234	(18,572,234)	—
Accumulated deficit	(13,573,521)	(35,932,120)	(49,505,641)

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on June 3, 2021)
Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.17)	$(0.17)
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B common stock	$(0.86)	$0.69	$(0.17)

Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 (per form 10-Q filed on June 3, 2021)
Change in value of Class A common stock subject to possible redemption	$6,456,290	$(6,456,290)	$—

Statement of Cash Flows for the three months ended March 31, 2021 (per form 10-Q filed on June 3, 2021)
Change in value of Class A common stock subject to possible redemption	$(6,456,290)	$6,456,290	$—

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 13, 2021)
Class A common stock subject to possible redemption	$264,563,980	$35,436,020	$300,000,000
Class A common stock	354	(354)	—
Additional paid in capital	—	—	—
Accumulated deficit	4,998,900	(35,435,665)	(30,436,765)

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.51	$0.51
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income per share, Class B common stock	$2.54	$(2.03)	$0.51

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.34	$0.34
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income per share, Class B common stock	$1.68	$(1.34)	$0.34

Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Change in value of Class A common stock subject to possible redemption	$(19,068,880)	$19,068,880	$—

Statement of Cash Flows for the six months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Change in value of Class A common stock subject to possible redemption	$12,612,590	$(12,612,590)	$—

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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the
Forms 10-K
filed by the Company with the SEC on June 1, 2021 and February
25
, 2022.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

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
The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO
and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of
the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).
Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet dates, up to the date which the financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statement.

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
As of September 30, 2021, a total of $300,000,000 of the net proceeds from the Public Offering (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public stockholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.
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

Net Income (loss) Per Common Stock
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 23,000,000 potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on June 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Reports on
Form 10-K
filed with the SEC on June 1, 2021 and February 25, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000. Cantor Fitzgerald & Co. was the sole book running manager and Odeon Capital Group, LLC acted as lead manager of the offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form
S-1
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

ALTITUDE ACQUISITION CORP.

Date: February 25, 2022	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)