Form 10-K
period 2021-12-31
Altitude Acquisition Corp.
filed 2022-03-29
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act).     Yes  ☒    No  ☐
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the issuer as of June 30, 2021, the last business day of the Company’s most recently completed second fiscal quarter was $310,500,000 based on the last time common stock was sold.
As of March

29
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
The forward-looking statements contained in this Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form
10-K
entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of December 31, 2021, there was $300,026,796 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $26,796 and $43,054 of cash held outside the trust account. As of December 31, 2021, we have not withdrawn any interest earned from the trust account to pay taxes.
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
Redemption rights for holders of public shares upon consummation of the initial business combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share as of December 31, 2021. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and shares of Class A common stock underlying the private placement warrants (the “private placement shares”) and any public shares held by them in connection with the completion of our initial business combination.
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
per-share
redemption amount received by public stockholders may be less than $10.00 per share.

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

•
We have a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
We have until June 11, 2022 to consummate a Business Combination. If we are unable to complete a Business Combination prior to June 11, 2022, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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
As of December 31, 2021, we had $43,054 available to us outside of the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until June 11, 2022, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (based on the trust account balance as of December 31, 2021) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation (based on the trust account balance as of December 31, 2021). See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
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
The net proceeds from the initial public offering and the private placement of warrants provided us with $291,500,000 that we may use to complete our initial business combination (after taking into account the $10,500,000 of deferred underwriting commissions being held in the trust account).
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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the business or prospects of potential target technology companies in the northern part of Europe. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s ability to complete a Business Combination with a suitable target.
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
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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
Risks Relating to our Securities
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes payable and up to $100,000 of interest to pay dissolution expenses. Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
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
In accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrants are accounted for as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. ASC 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.
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
As described elsewhere in the filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from August 12, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from August 12, 2020

(inception) through September 30, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2 —Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the filing.
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
As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
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
Following an evaluation of accounting over the Company’s financials instruments, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. Our management and the Audit Committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting.
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

Holders
As of March 29, 2022, there was one holder of record of our units, two holders of record of our Class A common stock and three holders of record of our warrants.
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
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements
.
When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.
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
As of December 31, 2021, a total of $300,000,000 of the net proceeds from the Public Offering (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public stockholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.
Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.
Results of Operations
As of December 31, 2021, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2021, relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the year ended December 31, 2021, we had a net income of $15,225,829 which included unrealized gain on change in fair value of warrants of $20,358,180, gain on settlement of payable of $860,699, interest income earned on the proceeds in the Trust Account of $26,714 and interest income earned on the operating bank account of $24, partially offset by operating costs of $6,019,788.
For the period from August 12, 2020 (inception) through December 31, 2020, we had a net loss of $7,117,234, which included unrealized loss on change in fair value of warrants of $2,948,911, loss on sale of private placement warrants of $2,871,152, warrant issuance costs of $1,138,086, and formation and operating costs of $159,383, partially offset by interest income earned on the proceeds in the Trust Account of $82 and interest income earned on operating bank account of $216.
Liquidity and Capital Resources
As of December 31, 2021, we had cash outside our Trust Account of $43,054 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.
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
As of December 31, 2021, we had investments held in the Trust Account of $300,026,796 (including approximately $26,000 of interest income), consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.
For the year ended December 31, 2021, cash used in operating activities was $721,275. Net income of $15,225,829 was impacted by interest income earned on Trust of $26,714, gain on settlement of payable of $860,699, unrealized gain on change in fair value of warrants of $20,358,180, and changes in operating assets and liabilities, which provided $5,298,489 of cash for operating activities.
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
On June 2, 2021, we issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of December 31, 2021 and December 30, 2020, there was $0 balance under the promissory note.
Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of December 31, 2021, no Working Capital Loans have been issued.
On November 16, 2021, we received a $100,000 advance from Sponsor to be used for working capital purposes. The advance is non-interest
bearing and due on demand. At December 31, 2021, we owed the Sponsor $100,000 related to this advance.
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
Off-Balance
Sheet Financing Arrangements
We did not have
any off-balance sheet
arrangement as of December 31, 2021.
Contractual Obligations
As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.
We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. We have incurred $120,000 and $7,667 of administrative service fees for the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2021, respectively.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined that the warrants are a derivative instrument.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 30,000,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Income (Loss) Per Common Stock
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 23,000,000 potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.
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

Item 8. Financial Statements and Supplementary Data.
ALTITUDE ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENT

Page
Report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm	F – 1
Balance Sheets as of December 31, 2021 and 2020	F – 2
Statements of Operations for the year ended December 31, 2021 and the period from August 12, 2020 (inception) through December 31, 2020	F – 3
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and the period from August 12, 2020 (inception) through December 31, 2020	F – 4
Statements of Cash Flows for the year ended December 31, 2021 and the period from August 12, 2020 (inception) through December 31, 2020	F – 5
Notes to Financial Statements	F – 6

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Altitude Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Altitude Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 11, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
29
, 2022
PCAOB ID Number
100

ALTITUDE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current Assets
Cash	$43,054	$764,329
Prepaid expenses	187,288	634,511

Total current assets	230,342	1,398,840
Investments held in Trust Account	300,026,796	300,000,082

Total assets	$300,257,138	$301,398,922
Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$174,803	$137,178
Advances from Sponsor	100,000	—
Due to related party	122,089	2,885

Total current liabilities	396,892	140,063
Warrant liability	13,449,283	33,807,463
Deferred legal fee	3,733,738	—
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	28,079,913	44,447,526
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 30,000,000 shares subject to possible redemption at redemption value of $10.00 per share at December 31, 2021 and 2020	300,000,000	300,000,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding at December 31, 2021 and 2020	750	750
Additional paid-in capital	—	—
Accumulated deficit	(27,823,525)	(43,049,354)

Total stockholders’ deficit	(27,822,775)	(43,048,604)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$300,257,138	$301,398,922

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.
STATEMENT OF OPERATIONS

	For the year ended December 31, 2021	For the period from August 12, 2020 (inception) through December 31, 2020
Formation and operating costs	$6,019,788	$159,383

Loss from operations	(6,019,788)	(159,383)
Other income (loss)
Interest income	24	216
Interest income earned on Trust	26,714	82
Warrant issuance costs	—	(1,138,086)
Loss on sale of private placement warrants	—	(2,871,152)
Gain on settlement of payable	860,699	—
Unrealized gain (loss) on change in fair value of warrants	20,358,180	(2,948,911)

Total other income (loss)	21,245,617	(6,957,851)

Net income (loss)	$15,225,829	$(7,117,234)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	4,071,429

Basic and diluted net income (loss) per share, Class A common stock	$0.41	$(0.56)

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	8,682,402

Basic and diluted net income (loss) per share, Class B common stock	$0.41	$(0.56)

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional Paid-in Capital		Total Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance as of August 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	7,503,750	750	24,250	—	25,000
Forfeiture of Class B common stoc k	—	—	(3,750)	—	—	—	—
Accretion of Class A common stock to redemption value	—	—	—	—	(24,250)	(35,932,120)	(35,956,370)
Net loss	—	—	—	—	—	(7,117,234)	(7,117,234)

Balance as of December 31, 2020	—	—	7,500,000	750	—	(43,049,354)	(43,048,604)
Net income	—	—	—	—	—	15,225,829	15,225,829

Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(27,823,525)	$(27,822,775)

The accompanying notes are an integral part of these financial statements.

ALTITUDE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from August 12, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$15,225,829	$(7,117,234)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on Trust	(26,714)	(82)
Loss on sale of private placement warrants	—	2,871,152
Warrant issuance costs	—	1,138,086
Gain on settlement of payable	(860,699)	—
Unrealized loss/(gain) on change in fair value of warrants	(20,358,180)	2,948,911
Changes in current assets and current liabilities:
Prepaid expenses	447,223	(634,512)
Due to related party	119,204	2,885
Deferred legal fee	4,594,437	—
Advances from Sponsor	100,000	—
Accounts payable and accrued expenses	37,625	137,179

Net cash used in operating activities	(721,275)	(653,615)

Cash Flows from Financing Activities:
Investment held in Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	294,000,000
Proceeds from private placement	—	8,000,000
Proceeds from issuance of founder shares	—	25,000
Advances from Sponsor	—	634,447
Proceeds from issuance of promissory note to related party	—	275,000
Repayment of promissory note to related party	—	(275,000)
Repayment of advances from Sponsor	—	(634,447)
Payment of offering costs	—	(607,056)

Net cash provided by financing activities	—	301,417,944

Net Change in Cash	(721,275)	764,329
Cash—Beginning	764,329	—

Cash—Ending	$43,054	$764,329

Supplemental disclosure of noncash financing activities
Year-end value of Class A common stock subject to possible redemption	$—	$300,000,000

Initial classification of warrant liability	$—	$27,987,400

Deferred underwriting commissions	$—	$10,500,000

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company will generate
non-operating
income in the form of interest income on
 investments held in Trust
from the proceeds derived from the IPO (as defined below) and will recognize changes in the fair value of warrant liability as other income (expense).
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
The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted vote in favor of the Business Combination.
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
Going Concern Consideration
As of December 31, 2021, the Company had cash outside the Trust Account of $43,054 available for working capital needs, and a negative working capital of $166,550.
Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of $275,000, and advances from sponsor of $634,447. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination (see Note 5). This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of December 31, 2021 and December 30, 2020, there was $100,000 and $0 balance under the promissory note, respectively.
In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

On November 16, 2021, the Company received $100,000 advances from Sponsor to be used for working capital purpose. The advances is non-interest
bearing and due on demand. At December 31, 2021, the Company owed the Sponsor $100,000 related to this advance.
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
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 11, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company did not have any cash equivalents.
Investments held in Trust Account
As of December 31, 2021 and 2020, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 30,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
Net Income (loss) Per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 23,000,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	For the year ended December 31, 2021		For the period from August 12, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$12,180,663	$3,045,166	$(2,272,048)	$(4,845,186)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	4,071,429	8,682,402

Basic and diluted net income (loss) per share	$0.41	$0.41	$(0.56)	$(0.56)

Offering Costs
The Company complies with the requirements of
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are

expensed, and offering costs associated with the Class A common stock are charged to the temporary equity.
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
”. Derivative instruments are recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
outbreak”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the business or prospects of potential target technology companies in the northern part of Europe, where we intend to focus our search. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s ability to complete a Business Combination with a suitable target.
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
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of December 31, 2021 and December 31, 2020, an additional fee of $10,500,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
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
The Class A common stock is recorded in accordance with in ASC
480-10-S99.
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
capital and accumulated deficit.
As of December 31, 2021 and 2020, the common stock reflected on the balance sheets are reconciled in the following table:

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
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. As of December 31, 2021 and December 30, 2020, there was $0 balance under the promissory note.
Due to Related Party
As of December 31, 2021, the Company had due to related party balance of $122,089, which consisted of $127,667 for the administrative service fees incurred (see below), net of $5,578 receivable from related party.
Advances from Sponsor
On December 11, 2020, the Sponsor advanced the Company an aggregate of $634,447. The Company repaid the amount in full on December 16, 2020.
On November 16, 2021, the Company received a $100,000 advance from Sponsor to be used for working capital purposes. The advance is non-interest
bearing and due on demand. At December 31, 2021, the Company owed the Sponsor $100,000 related to this advance.

Working Capital Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2021 and 2020, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 and $7,667 of
administrative service fee for year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020, respectively.
 At December 31, 2021, due to related party includes amounts of $127,667 incurred under this arrangement.
Note 6 — Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$300,026,796	$300,026,796	$—	$—

	$300,026,796	$300,026,796	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$8,626,500	$8,626,500	$—	$—
Warrant Liability – Private Placement Warrants	$4,822,783	$—	$—	$4,822,783

	$13,449,283	$8,626,500	$—	$4,822,783

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value
.

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

The subsequent measurement of the Public Warrants for the year ended December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2021, the aggregate value of Public Warrants was $8,626,500.
The estimated fair value of the Public Warrants as of December 31, 2020 and Private Placement Warrants on December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.37
Expected volatility	12.4%
Risk-free interest rate	1.29%
Fair value of the common stock price	$9.90
The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Expected term (years)	5.85
Expected volatility	24.2%
Risk-free interest rate	0.48%
Fair value of the common stock price	$9.63

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$33,807,463
Transfer out of Level 3 to Level 1	(8,626,500)
Change in fair value	(20,358,180)

Fair value as of December 31, 2021	$4,822,783

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from August 12, 2020 (inception) through December 31, 2020:

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
Underwriting Agreement
The underwriters had a 45-day option from December 11, 2020
to purchase up to an additional 3,915,000 Units to cover over-allotments, if any. On December 11, 2020, the underwriters partially exercised their over-allotment option and purchased an additional 3,900,000 Units. The unexercised portion of the over-allotment option was forfeited.
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

Note 8 — Stockholders’ Equity (Deficit)
Preferred Stock
The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2021 and 2020, there were no shares of preferred shares issued and outstanding.
Class A Common Stock
The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2021 and 2020, there were there were no shares of Class A common stock issued and outstanding, excluding 30,000,000 shares of Class A common stock subject to redemption, which are included in temporary equity.
Class B Common Stock
The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, there were 7,503,750 shares of Class B common stock issued and outstanding at December 11, 2020. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 11, 2020, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. As of December 31, 2021 and 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.
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

Note 9 — Income Tax
The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/startup expenses	$1,234,633	$19,143
Federal net operating loss	57,315	14,265

Total deferred tax asset	1,291,948	33,408
Valuation allowance	(1,291,948)	(33,408)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	1,291,948	33,408
State
Current	—	—
Deferred	—	—
Change in valuation allowance	(1,291,948)	(33,408)

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company has $272,928 and $67,928 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $1,291,948. For the period from August 12, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $33,408.

Reconciliations of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(29.3)%	(20.5)%
Change in valuation allowance	8.5%	(0.5)%
Other	(0.2)%	—%

Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

The provision for income taxes was deemed immaterial for the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet dates, up to the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with US GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than disclosed above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this annual report on Form
10-K
had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

NAME	AGE	POSITION
Gary Teplis	53	President, Chief Executive Officer and Director
Farris Griggs	50	Chief Financial Officer
Kevin Schubert	45	Chief Operating Officer
Adeel Rouf	30	Senior Vice President of Corporate Finance
Gavin Isaacs	57	Chairman
Thomas Breitling	52	Vice Chairman
Sam Galeotos	63	Director
Hilton Sturisky	51	Director
Michel Taride	65	Director
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL1	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Gary Teplis	Teplis Travel Altitude Acquisition Corp. II Altitude Acquisition Corp. III	Travel and tourism Travel and tourism Travel and tourism	Chief Executive Officer President and Chief Executive Officer, Director President and Chief Executive Officer, Director

Farris Griggs	Teplis Travel Altitude Acquisition Corp. II Altitude Acquisition Corp. III	Travel and tourism Travel and tourism Travel and tourism	Vice President of Finance Chief Financial Officer Chief Financial Officer

Thomas Breitling	Breitling Ventures College Loan Corporation Shriners Hospitals for Children Open University of San Diego Altitude Acquisition Corp. II Altitude Acquisition Corp. III	Private investment management Financing Education and sports Education Travel and tourism Travel and tourism	Chief Executive Officer Director Vice-Chairman of the Executive Committee Trustee Vice Chairman Nominee Vice Chairman Nominee

Gavin Isaacs	DraftKings, Inc. Galaxy Gaming Ltd. Jackpocket PureSoftware Altitude Acquisition Corp. II Altitude Acquisition Corp. III	Gaming and lottery entertainment Gaming and lottery entertainment Online lottery Developer and talent source Travel and tourism Travel and tourism	Director Director Advisor Advisor Non-Executive Chairman Nominee Non-Executive Chairman Nominee

Sam Galeotos	Lunavi, Inc. ShellbackManagement	Data and technology Real estate and investment managemen t	Executive Chairman President

Hilton Sturisky	William Hill Bain & Company	Betting and gaming Management consulting	Chief Information Officer Senior Advisor

Michel Taride	Orfeo Partners Ltd. Drake Star Partners Afiniti C4 Ventures Knighthood Capital Partners Altitude Acquisition Corp. II Altitude Acquisition Corp. III	Travel and tourism Investment banking Data and software Venture fund Financial advisory Travel and tourism Travel and tourism	Managing Director, Strategic Advisor Senior Advisor Senior Advisor Operating Partner Strategic Advisor Director Nominee Director Nominee
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

1	NTD: Company to confirm.

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
Item 11. Executive Compensation.
Other than consulting fees of $7,500 per month and $5,000 per month paid to Kevin Schubert, our Chief Operating Officer, and Adeel Rouf, our Senior Vice President of Corporate Finance, respectively, from August 15, 2020 until the completion of our initial business combination or the distribution of the trust account to our public stockholders, none of our executive officers or directors have received any cash compensation for services rendered to us. From December 10, 2020 through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Form
10-K.
The beneficial ownership of our common stock is based on 37,500,000 shares of common stock issued and outstanding as of March 29, 2022, consisting of 30,000,000 shares of Class A common stock and 7,500,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors, Executive Officers and Founders
Altitude Acquisition Holdco LLC (our Sponsor) (3)	7,500,000	20%
Gary Teplis (3)	7,500,000	20%
Farris Griggs
Kevin Schubertt
Adeel Rouf
Gavin Isaacs
Thomas Breitling
Sam Galeotos
Hilton Sturisky
Michel Taride

All executive officers and directors and director nominees as a group (nine individuals)	7,500,000	20%

NAME AND ADDRESS OF BENEFICIAL OWNER Five Percent Holders	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
HGC Investment Management Inc. (4)	1,600,000	5.3%
D. E. Shaw & Co., L.L.C. (5)	2,381,777	7.9%
D. E. Shaw & Co., L.L.C. (5)
David E. Shaw (5)
D. E. Shaw Valence Portfolios, L.L.C. (6)	1,943,877	6.5%

(1)	The principal business address of each of the following entities or individuals is c/o Altitude Acquisition Corp., 400 Perimeter Center Terrace Suite 151 Atlanta, Georgia 30346.
(2)	Interests shown consist of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
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

(4)
According to a Schedule 13G filed with the SEC on February 14, 2022 on behalf of HGC Investment Management Inc. (“HGC Investment Management”). HGC Investment Management has sole voting and dispositive power over 1,600,000 shares of the Company’s Class A common stock (the “Shares”). The principal business address of HGC Investment Management is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(5)
According to a Schedule 13G/A filed with the SEC on February 14, 2022 on behalf of D. E. Shaw & Co., L.L.C. (“DE Shaw LLC”), D. E. Shaw & Co., L.P. (“DE Shaw LP”) and Mr. David E. Shaw (“Mr. Shaw”). Each of DE Shaw LLC, DE Shaw LP and Mr. Shaw may be deemed the beneficial owner of 2,381,777 Shares. The principal business address for DE Shaw LLC, DE Shaw LP and Mr. Shaw is 1166 Avenue of the Americas, 9
th
Floor, New York, New York 10036.

(6)
According to a Schedule 13G/A filed with the SEC on February 14, 2022 on behalf of D. E. Shaw Valence Portfolios, L.L.C. (“DE Shaw Valence”), DE Shaw Valence may be deemed the beneficial owner of 1,943,877 Shares. The principal business address for DE Shaw Valence is 1166 Avenue of the Americas, 9
th
Floor, New York, New York 10036.

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
On December 11, 2020, our Sponsor advanced us an aggregate amount of $634,447. We repaid the advance in full on December 16, 2020. On November 16, 2021, we received a $100,000 advance from Sponsor.
On November 16, 2021, the Company received $100,000 advances from Sponsor to be used for working capital purpose. The advances is non-interest
bearing and due on demand. At December 31, 2021, the Company owed the Sponsor $100,000 related to this advance.
In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. At December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement
We entered into an agreement with an affiliate of our Sponsor whereby, commencing on December 9, 2020 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support.
We recognized an aggregate of $120,000 and $7,667, in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the year ended December 31, 2021 and for the period from August 12, 2020 (date of inception) through December 31, 2021, respectively.
Item 14. Principal Accounting Fees and Services.
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC required filings with the SEC for the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020 totaled $76,735 and $81,370, respectively.
Audit-Related Fees.
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2021, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. For the year ended December 31, 2021, we did not pay WithumSmith+Brown, PC any other fees.
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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on November 30, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39772), filed with the SEC on March 30, 2021).

10.1	Letter Agreement, dated as of December 8, 2020, by and among the Company, its executive officers, its directors and Cantor Fitzgerald & Co.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.2	Investment Management Trust Agreement, dated as of December 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.3	Registration Rights Agreement, dated December 8, 2020, by and among the Company, Altitude Acquisition Holdco LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.5	Administrative Services Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

10.7	Promissory Note, dated August 12, 2020, issued to Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

10.8	Securities Subscription Agreement, dated as on August 12, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249071, filed with the SEC on September 25, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-249071) filed with the Securities and Exchange Commission on October 8, 2020.

24	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022	ALTITUDE ACQUISITION CORP.

	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: President, Chief Executive Officer and Director

/s/ Gary Teplis Gary Teplis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2022

/s/ Farris Griggs Farris Griggs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022

/s/ Gavin Isaacs Gavin Isaacs	Chairman	March 29, 2022

/s/ Thomas Breitling Thomas Breitling	Vice Chairman	March 29, 2022

/s/ Sam Galeotos Sam Galeotos	Director	March 29, 2022

/s/ Hilton Sturisky Hilton Sturisky	Director	March 29, 2022

/s/ Michael Taride Michel Taride	Director	March 29, 2022