Form 10-Q
period 2022-03-31
Altitude Acquisition Corp.
filed 2022-05-13
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
May 1
3
, 2022,
there were 30,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.
Quarterly Report on
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets
Cash	$22,971	$43,054
Prepaid expenses	145,233	187,288

Total current assets	168,204	230,342
Investments held in Trust Account	300,034,396	300,026,796

Total assets	$300,202,600	$300,257,138

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$150,862	$174,803
Advances from Sponsor	450,000	100,000
Due to related party	152,089	122,089

Total current liabilities	752,951	396,892
Warrant liability	3,911,475	13,449,283
Deferred legal fee	4,243,758	3,733,738
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	19,408,184	28,079,913
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 30,000,000 shares subject to possible redemption at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	300,000,000	300,000,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(19,206,334)	(27,823,525)

Total stockholders’ deficit	(19,205,584)	(27,822,775)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$300,202,600	$300,257,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2022
Formation and operating costs	$928,218	$466,358

Loss from operations	(928,218)	(466,358)
Other income (loss)
Interest income	1	12
Interest income earned on Trust	7,600	6,247
Unrealized gain (loss) on change in fair value of warrants	9,537,808	(5,996,188)

Total other income (loss)	9,545,409	(5,989,929)

Net income (loss)	$8,617,191	$(6,456,287)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	30,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.23	$(0.17)

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.23	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(27,823,525)	$(27,822,775)
Net income	—	—	—	—	—	8,617,191	8,617,191

Balance as of March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,206,334)	$(19,205,584)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	—	7,500,000	750	—	(43,049,354)	(43,048,604)
Net loss	—	—	—	—	—	(6,456,287)	(6,456,287)

Balance as of March 31, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(49,505,641)	$(49,504,891)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,617,191	$(6,456,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on Trust	(7,600)	(6,247)
Unrealized (gain)/loss on change in fair value of warrants	(9,537,808)	5,996,188
Changes in current assets and current liabilities:
Prepaid expenses	42,055	99,151
Due to related party	30,000	29,204
Deferred legal fee	510,020	—
Advances from Sponsor	350,000	—
Accounts payable and accrued expenses	(23,941)	(12,943)

Net cash used in operating activities	(20,083)	(350,934)

Net Change in Cash	(20,083)	(350,934)
Cash-Beginning	43,054	764,329

Cash-Ending	$22,971	$413,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Organization and Business Operations
Altitude Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on August 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company generates
non-operating
income in the form of interest income on investments held in Trust from the proceeds derived from the IPO and recognizes changes in the fair value of warrant liability as other income (expense).
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
Trust Account
Following the closing of the IPO on December 11, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and, if the Company seeks stockholder approval, such initial Business Combination is approved by the affirmative vote of the holders of a majority of the shares of the Common Stock that are voted at a stockholder meeting held to consider such initial Business Combination. The Company has until June 11, 2022 to consummate a Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.
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
Going Concern Consideration
As of March 31, 2022, the Company had cash outside the Trust Account of $22,971 available for working capital needs, and a negative working capital of $584,747.
Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of $275,000, and advances from the Sponsor of $634,447. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note.
On November 16, 2021, January 18, 2022 and February 1, 2022, the Company received $100,000, $100,000 and $250,000 advances from the Sponsor to be used for working capital purposes, respectively. The advances are non-interest bearing and due on demand. At March 31, 2022 and December 31, 2021, the Company owed the Sponsor $450,000 and $100,000 related to these advances, respectively.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 11, 2022, the scheduled liquidation date of the Company, if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form
10-K
filed by the Company with the SEC on March 29, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised that has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with other public companies that are neither emerging growth companies nor emerging growth companies that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed financial statements.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.
Investments held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Net Income (loss) Per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares.
This presentation assumes a business combination as the most likely outcome.
The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 23,000,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$6,893,753	$1,723,438	$(5,165,030)	$(1,291,257)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income (loss) per share	$0.23	$0. 23	$(0.17)	$(0.17)

Offering Costs
The Company complies with the requirements of
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock are charged to the temporary equity.
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
on whether
or not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that the warrants are a derivative instrument.
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
Income Taxes
The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. There are deferred taxes with a full valuation allowance at March 31, 2022 and December 31, 2021.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
outbreak”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
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
Note 3 - Initial Public Offering
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
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of March 31, 2022 and December 31, 2021, an additional fee of $10,500,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
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
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

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
Note 4 - Private Placement
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
Note 5 - Related Party Transactions
Founder Shares
In August 2020, the Company issued 8,625,000 shares of Class B common stock to the Sponsor for $25,000 in cash, or approximately $0.003 per share (the “Founder Shares”). On November 30, 2020 the Sponsor surrendered an aggregate of 1,437,500 Founder Shares, which were cancelled. On December 8, 2020, as part of an upsizing of the IPO, the Company effected a stock split in which each issued share of Class B common stock that was outstanding was converted into one and forty-four one-thousandths shares of
Class B common stock, resulting in an aggregate of 7,503,750 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and stock split. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 11, 2020, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration.

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
Promissory Note - Related Party
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
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note as of March 31, 2022 and
D
ecember 31, 2021.
Due to Related Party
As of March 31, 2022 and December 31, 2021, the Company had due to related party balance
s
of $152,089 and $122,089, which consisted of $157,667 and $127,667 for the administrative service fees incurred (see below), net of $5,578 and $5,578 receivable from related party, respectively.
Advances from Sponsor
On December 11, 2020, the Sponsor advanced the Company an aggregate of $634,447. The Company repaid the amount in full on December 16, 2020.
On November 16, 2021, January 18, 2022 and February 1, 2022, the Company received $100,000, $100,000 and $
250,000 advances from the Sponsor to be used for working capital purposes
, respectively.

The advances are
non-interest
bearing and due on demand. At March 31, 2022 and December 31, 2021, the Company owed the Sponsor $450,000 and $100,000 related to these advances, respectively.
Working Capital Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market, to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $37,667
of administrative service fee
s
for three months ended March 31, 2022 and 2021
, respectively.
 At March 31, 2022 and December 31, 2021, due to related party includes amounts of $157,667 and $127,667 incurred under this arrangement.
Note 6 - Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$300,034,396	$300,034,396	$—	$—

	$300,034,396	$300,034,396	$—	$—

Liabilities:
Warrant Liability - Public Warrants	$2,517,000	$2,517,000	$—	$—
Warrant Liability - Private Placement Warrants	$1,394,475	$—	$—	$1,394,475

	$3,911,475	$2,517,000	$—	$1,394,475

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$300,026,796	$300,026,796	$—	$—

	$300,026,796	$300,026,796	$—	$—

Liabilities:
Warrant Liability - Public Warrants	$8,626,500	$8,626,500	$—	$—
Warrant Liability - Private Placement Warrants	$4,822,783	$—	$—	$4,822,783

	$13,449,283	$8,626,500	$—	$4,822,783

The measurement of the Public Warrants at March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022 and December 31, 2021, the aggregate value of Public Warrants was $2,517,000 and $8,626,500, respectively.

The estimated fair value of the Private Placement Warrants on March 31, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2022:

Input	March 31, 2022
Expected term (years)	5.13
Expected volatility	3.2%
Risk-free interest rate	2.42%
Fair value of the common stock price	$9.95
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.37
Expected volatility	12.4%
Risk-free interest rate	1.29%
Fair value of the common stock price	$9.90
The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,822,783
Change in fair value	(3,428,308)

Fair value as of March 31, 2022	$1,394,475

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$33,807,463
Transfer out of Level 3 to Level 1	(25,500,000)
Change in fair value	5,996,188

Fair value as of March 31, 2021	$14,303,651

Note 7 - Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed prior to or on the Effective Date. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders are entitled to “piggy-back” registration rights.
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
Note 8 - Stockholders’ Equity (Deficit)
Preferred Stock
The Company is authorized to issue a total of
1,000,000
shares of preferred stock at par value of $
0.0001
each. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Class A Common Stock
The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were there were no shares of Class A common stock issued and outstanding, excluding 30,000,000 shares of Class A common stock subject to redemption, which are included in temporary equity.
Class B Common Stock
The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, there were 7,503,750 shares of Class B common stock issued and outstanding at December 11, 2020. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 11, 2020, the underwriters partially exercised their over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. As of March 31, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
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
Note 9 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet dates, up to the date on which the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On April 26, 2022 and May 2, 2022, the Company received $50,000 and $100,000 advances from the Sponsor to be used for working capital purposes, respectively. The advances are non-interest bearing and due on demand.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview
We are a blank check company incorporated on August 12, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our initial public offering (“IPO”) on December 11, 2020 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our IPO and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.
We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
We completed the sale of 30,000,000 units (the “Units”), with each Unit comprised of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant (the “Public Warrants”), including the issuance of 3,900,000 Units as a result of the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit generating gross proceeds of $300,000,000. Simultaneous with the closing of the IPO, we completed the sale of 8,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Altitude Acquisition Holdco, LLC (our “Sponsor”), generating gross proceeds to the Company of $8,000,000 (the “Private Placement”).
As of March 31, 2022, a total of $300,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placement were placed into a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”). The Trust Account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.
Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.
Proposed Business Combination
On March 1, 2022, we signed a
non-binding
letter of intent with a Business Combination target company.
Results of Operations
As of March 31, 2022, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through March 31, 2022 relates to our formation and IPO, and, since the completion of the IPO, our searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating
income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined above).
For the three months ended March 31, 2022, we had a net income of $8,617,191 which included unrealized gain on change in fair value of warrants of $9,537,808, interest income earned on the proceeds in the Trust Account of $7,600 and interest income earned on the operating bank account of $1, partially offset by operating costs of $928,218.
For the three months ended March 31, 2021, we had a net loss of $6,456,287, which included unrealized loss on change in fair value of warrants of $5,996,188, and formation and operating costs of $466,358, partially offset by interest income earned on the proceeds in the Trust Account of $6,247 and interest income earned on operating bank account of $12.

Liquidity and Capital Resources
As of March 31, 2022, we had cash outside our Trust Account of $22,971 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.
On December 11, 2020, we consummated the IPO of 30,000,000 Units (and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”), at $10.00 per Unit, generating gross proceeds of $300,000,000.
Simultaneously with the closing of the IPO, we consummated the sale of the Private Warrants at a price of $1.00 per Private Warrant, generating gross proceeds of $8,000,000.
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
As of March 31, 2022, we had investments held in the Trust Account of $300,034,396 (including approximately $34,000 of interest income), consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes.
For the three months ended March 31, 2022, cash used in operating activities was $20,083. Net income of $8,617,191 was impacted by interest income earned on Trust of $7,600, unrealized gain on change in fair value of warrants of $9,537,808, and changes in operating assets and liabilities, which provided $908,134 of cash for operating activities.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding the deferred underwriters’ discount) to complete our initial Business Combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a Business Combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
On June 2, 2021, we issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note.
Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of March 31, 2022 and December 31, 2021, no Working Capital Loans have been issued.

On November 16, 2021, January 18, 2022 and February 1, 2022, we received $100,000, $100,000 and 250,000 advances from Sponsor to be used for working capital purposes, respectively. The advances are non-interest
bearing and due on demand. As of March 31, 2022 and December 31, 2021, we owed the Sponsor $450,000 and $100,000 related to these advances, respectively.
On April 26, 2022 and May 2, 2022, we received $50,000 and $100,000 advances from the Sponsor to be used for working capital purposes, respectively. The advances are non-interest bearing and due on demand.
We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because we become obligated to redeem a significant number of the Public Shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination.
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangement as of March 31, 2022.
Contractual Obligations
As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.
We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. We have incurred $30,000 and $37,667 of administrative service fees for the three months ended March 31, 2022 and 2021, respectively.
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
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 30,000,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Income (loss) Per Share of Common Stock
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 23,000,000 shares of Class A common stock potentially issuable upon the exercise of outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
It is noted that the
non-cash
adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter ended March 31, 2022, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments by continuing to recognize all public shares as temporary equity. We further improved this process by expanding and improving our review for complex securities and related accounting standards, enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
This Quarterly Report on Form
10-Q
contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” As of March 31, 2022, we had cash outside the Trust Account of $22,971 available for working capital needs and a negative working capital of $584,747. Further, we expect to incur significant costs in pursuit of our initial Business Combination. Management’s plans to address this need for capital are discussed in Note 1 to our Financial Statements. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through June 11, 2022, our scheduled liquidation date, if we do not complete a Business Combination prior to such date. The condensed consolidated financial statements contained in this Quarterly Report on Form
10-Q
do not include any adjustments that might result from our inability to continue as a going concern.
As of the date of this Quarterly Report on Form
10-Q,
there have been no other material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

ALTITUDE ACQUISITION CORP.

Date : May 13, 2022	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)