Form 10-Q
period 2022-06-30
Altitude Acquisition Corp.
filed 2022-08-17
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2

of
the Exchange Act.

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

12b-2

of
the Exchange Act).    Yes  ☒    No  ☐
As of August

7
, 2022, there were 5,055,051 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.
Quarterly Report on
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets
Cash	$164,251	$43,054
Prepaid expenses	99,038	187,288

Total current assets	263,289	230,342
Investments held in Trust Account	50,642,618	300,026,796

Total assets	$50,905,907	$300,257,138

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$323,166	$174,803
Income tax payable	8,780	—
Advances from Sponsor	888,423	100,000
Due to related party	182,089	122,089

Total current liabilities	1,402,458	396,892
Warrant liability	2,923,694	13,449,283
Deferred legal fee	5,135,098	3,733,738
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	19,961,250	28,079,913

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 5,055,051 and 30,000,000 shares subject to possible redemption at redemption value of $10.00 per share at June 30, 2022 and December 31, 2021, respectively	50,550,510	300,000,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized ; no non-redeemable sha res issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(19,606,603)	(27,823,525)

Total stockholders’ deficit	(19,605,853)	(27,822,775)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$50,905,907	$300,257,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Formation and operating costs	$1,518,182	$379,837	$2,446,400	$846,195

Loss from operations	(1,518,182)	(379,837)	(2,446,400)	(846,195)
Other income
Interest income	—	8	1	20
Interest income earned on Trust	304,269	6,828	311,869	13,075
Unrealized gain on change in fair value of warrants	987,781	19,441,877	10,525,589	13,445,689

Total other income	1,292,050	19,448,713	10,837,459	13,458,784

Income (loss) before income tax provision	(226,132)	19,068,876	8,391,059	12,612,589
Income tax provision	(8,780)	—	(8,780)	—

Net income (loss)	$(234,912)	$19,068,876	$8,382,279	$12,612,589

Basic and diluted weighted average shares outstanding, Class A common stock	25,339,955	30,000,000	27,657,104	30,000,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.01)	$0.51	$0.24	$0.34

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.01)	$0.51	$0.24	$0.34

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(27,823,525)	$(27,822,775)
Net income	—	—	—	—	—	8,617,191	8,617,191

Balance as of March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,206,334)	$(19,205,584)
Net loss	—	—	—	—	—	(234,912)	(234,912)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(165,357)	(165,357)

Balance as of June 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,606,603)	$(19,605,853)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	7,500,000	$750	$—	$(43,049,354)	$(43,048,604)
Net loss	—	—	—	—	—	(6,456,287)	(6,456,287)

Balance as of March 31, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(49,505,641)	$(49,504,891)
Net income	—	—	—	—	—	19,068,876	19,068,876

Balance as of June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(30,436,765)	$(30,436,015)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$8,382,279	$12,612,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest income earned on Trust	(311,869)	(13,075)
Unrealized gain on change in fair value of warrants	(10,525,589)	(13,445,689)
Changes in current assets and current liabilities:
Prepaid expenses	88,250	220,835
Due to related party	60,000	59,205
Deferred legal fee	1,401,360	—
Income tax payable	8,780	—
Advances from Sponsor	788,423	—
Accounts payable and accrued expenses	148,363	9,440

Net cash provided by (used in) operating activities	39,997	(556,695)

Cash Flows from Financing Activities:
Funds withdrawn from Trust Account	81,200	—

Net cash provided by investing activities	81,200	—

Net Change in Cash	121,197	(556,695)
Cash-Beginning	43,054	764,329

Cash-Ending	$164,251	$207,634

Supplemental Disclosure of Non-cash Financing Activities:
Payment from Trust Account in connection with redemption of shares	$249,614,847	$—

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
Trust Account
Following the closing of the IPO on December 11, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within a specified time period (the “Combination Period”) following the closing of the IPO.
On June 10, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period from June 11, 2022 to October 11, 2022. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation, stockholders holding an aggregate of 24,944,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.01 per share of the funds held in the Company’s trust account totaling
 $249,614,847.
On June 16, 2022, pursuant to the trust agreement dated as of December 8, 2020 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.
Initial Business Combination
The Company provided its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximat ely $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The shares of Class A common stock subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with an initial Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and, if the Company seeks stockholder approval, such initial Business Combination is approved by the affirmative vote of the holders of a majority of the shares of the Common Stock that are voted at a stockholder meeting held to consider such initial Business Combination. The Company has until October 11, 2022 to consummate a Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law, and then seek to dissolve and liquidate.

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
Liquidity and Going Concern
As of June 30, 2022, the Company had cash outside the Trust Account of approximately $0.2 million available for working capital needs, and a negative working capital of approximately $0.7 million.
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
On November 16, 2021, January 18, 2022, February 1, 2022, April 25, 2022, May 2, 2022, May 13, 2022, June 3, 2022, June 6, 2022, and June 16, 2022, the Company received $100,000, $100,000, $250,000, $50,000, $100,000, $20,000, $25,000, $177,423 and $66,000 advances from the Sponsor or its affiliates to be used for working capital purposes, respectively. The advances are non-interest
bearing and due on demand. At June 30, 2022 and December 31, 2021, the Company owed the Sponsor or its affiliates $888,423 and $100,000 related to these advances, respectively.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.
In addition, the
Company has until October 11, 2022 to consummate a Business Combination. If the Company is unable to complete a Business Combination prior to October 11, 2022, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern through October 11, 2022, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.
Investments held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation o
f $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 5,055,051 and 30,000,000
shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.
Net Income (Loss) Per Share of Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. This presentation assumes a business combination as the most likely outcome. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 23,000,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per share of common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(181,263)	$(53,649)	$15,255,101	$3,813,775
Denominator:
Weighted-average shares outstanding	25,339,955	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.51	$0.51

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,594,103	$1,788,176	$10,090,071	$2,522,518
Denominator:
Weighted-average shares outstanding	27,657,104	7,500,000	30,000,000	7,500,000
Basic and diluted net income per share	$0.24	$0.24	$0.34	$0.34
6,594,103

Offering Costs
The Company complies with the requirements of
ASC 340-10-S99-1and
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
The fair value of the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. The fair value of the Public Warrants (as defined below) is classified as Level 1. See Note 6 for additional information on assets and liabilities measured at fair value.

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
FASB ASC 470-20, Debt
with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and Public Warrants, using the residual method by allocating IPO proceeds first to fair value of the Public Warrants and then the Class A common stock.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate wa
s (3.88)% and 0.10%
for the three and six months ended June 30, 2022, respectively, an
d 0.00% and 0.00%
for the three and six months ended June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate o
f 21%
for the three and six months ended June 30, 2022 and 2021, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or the completion of a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
Note 3 - Initial Public Offering
On December 11, 2020, the Company sold 30,000,000 Units, including 3,900,000 Units issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-half
of one warrant (the “Public Warrants”) to purchase one share of Class A common stock. Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of June 30, 2022 and December 31, 2021, an additional fee of $10,500,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation and the extension of the Combination period, stockholders holding an aggregate of 24,944,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.01 per share of the funds held in the Company’s trust account, total amount $249,614,847.
The Class A common stock is recorded in accordance with in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
As of June 30, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Payment from Trust Account in connection with redemption of shares	(249,614,847)
Plus:
Accretion of carrying value to redemption value	36,121,727

Class A common stock subject to possible redemption	$50,550,510

As of December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Plus:
Accretion of carrying value to redemption value	35,956,370

Class A common stock subject to possible redemption	$300,000,000

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
The warrants will become exercisable on the later of twelve months from the closing of the IPO or thirty days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Once the warrants become exercisable, the Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the“30-dayredemption period”) to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period ending three business days before the Company send the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
Note 4 - Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account.
The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting fees were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Note 5 - Related Party Transactions
Founder Shares and Private Placement Warrants
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
The Sponsor has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like)
forany 20 trading days within any 30-trading day period commencingat least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants for an aggregate purchase price of $8,000,000, or $1.00 per Private Placement Warrant (see Note 4).
Promissory Note - Related Party
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note as of June 30, 2022 and December 31, 2021.
Due to Related Party
As of June 30, 2022 and December 31, 2021, the Company had due to related party balances of $182,089 and $122,089, which consisted of $187,667 and $127,667 for the administrative service fees incurred (see below), net of $5,578 and $5,578 receivable from related party, respectively.
Advances from Sponsor
On November 16, 2021, January 18, 2022, February 1, 2022, April 25, 2022, May 2, 2022, May 13, 2022, June 3, 2022, June 6, 2022, and June 16, 2022, the Company received $100,000, $100,000, $250,000, $50,000, $100,000, $20,000, $25,000, $177,423 and $66,000 advances from the Sponsor or its affiliates to be used for working capital purposes, respectively. The advances are non-interest
bearing and due on demand. At June 30, 2022 and December 31, 2021, the Company owed the Sponsor or its affiliates $888,423 and $100,000 related to these advances, respectively.

Working Capital Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market, to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. The payment of the administrative service fee was suspended starting in May 2022. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 of administrative service fees for three and six months ended June 30, 2022, respectively. The Company recorded $30,000 and $60,000 for the administrative service fee for the three and six months ended June 30, 2021, respectively.
At June 30, 2022 and December 31, 2021, due to related party includes amounts of $187,667 and $127,667 incurred under this arrangement.
Non-Redemption
Agreements
In connection with the shareholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period, on June 7, 2022 and June 10, 2022, the Company and Gary Teplis, the Company’s Chief Executive Officer, entered into non-redemption
agreements (collectively, the
“Non-Redemption
Agreements”) with certain Company stockholders (the
“Non-Redeeming
Stockholders”) holding an aggregate of approximately 1.4 million shares of Class A common stock. Pursuant to the
Non-Redemption
Agreements, the
Non-Redeeming
Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the
Non-Redemption
Agreements in connection with the vote to approve the extension to the Combination Period, (b) vote all of such shares in favor of the extension to the Combination Period and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the
Non-Redemption
Agreements) any of such shares until the earlier of the October 11, 2022 and consummation of the Company’s initial business combination (the “Termination Date”).
In connection with the
Non-Redemption
Agreements, Mr. Teplis agreed to pay to
each Non-Redeeming Stockholder
$0.033 per share subject to the
Non-Redemption
Agreement in cash per month through the Termination Date.
Note 6 - Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds held in Trust Account	$50,642,618	$50,642,618	$—	$—

	$50,642,618	$50,642,618	$—	$—

Liabilities:
Warrant Liability - Public Warrants	$1,873,500	$1,873,500	$—	$—
Warrant Liability - Private Placement Warrants	$1,050,194	$—	$—	$1,050,194

	$2,923,694	$1,873,500	$—	$1,050,194

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of
December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds held in Trust Account	$300,026,796	$300,026,796	$—	$—

	$300,026,796	$300,026,796	$—	$—

Liabilities:
Warrant Liability - Public Warrants	$8,626,500	$8,626,500	$—	$—
Warrant Liability - Private Placement Warrants	$4,822,783	$—	$—	$4,822,783

	$13,449,283	$8,626,500	$—	$4,822,783

The measurement of the Public Warrants at June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $1,873,500 and $8,626,500, respectively.
The estimated fair value of the Private Placement Warrants on June 30, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2022:

Input	June 30, 2022
Expected term (years)	5.32
Expected volatility	13.8%
Risk-free interest rate	3.02%
Fair value of the common stock price	$9.91
Exercise price	$11.50
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.37
Expected volatility	12.4%
Risk-free interest rate	1.29%
Fair value of the common stock price	$9.90
Exercise price	$11.50
The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,822,783
Change in fair value	(3,428,308)

Fair value as of March 31, 2022	1,394,475
Change in fair value	(344,281)

Fair value as of June 30, 2022	$1,050,194

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$33,807,463
Transfer out of Level 3 to Level 1	(25,500,000)
Change in fair value	5,996,188

Fair value as of March 31, 2021	14,303,651
Change in fair value	(6,657,377)

Fair value as of June 30, 2021	$7,646,274

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
Note 8 - Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Class A Common Stock
The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 5,055,051 and 30,000,000 shares of Class A common stock subject to redemption, which are included in temporary equity, respectively.
Class B Common Stock
The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, as of June 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
The Company’s initial stockholders have agreed not to transfer, assign or sell their Founder Shares until the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares.
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
We completed the sale of 30,000,000 units (the “Units”), with each Unit comprised of one share of Class A common stock (the “Public Shares”) and one-half
of one warrant (the “Public Warrants”), including the issuance of 3,900,000 Units as a result of the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit generating gross proceeds of $300,000,000. Simultaneous with the closing of the IPO, we completed the sale of 8,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Altitude Acquisition Holdco, LLC (our “Sponsor”), generating gross proceeds to us of $8,000,000 (the “Private Placement”).
On June 10, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period from June 11, 2022 to October 11, 2022. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation, stockholders holding an aggregate of 24,944,949 shares of our Class A common stock exercised their right to redeem their shares for approximately $10.01 per share of the funds held in our Trust Account (as defined below), or a total amount of $249,614,847. Following such redemptions, there were 5,055,051 public shares outstanding and an aggregate of approximately $50.6 million of cash held in the Company’s Trust Account.
In connection with the shareholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period, on June 7, 2022 and June 10, 2022, the Company and Gary Teplis, the Company’s Chief Executive Officer, entered into non-redemption
agreements (collectively, the
“Non-Redemption
Agreements”) with certain Company stockholders (the
“Non-Redeeming
Stockholders”) holding an aggregate of approximately 1.4 million shares of Class A common stock. Pursuant to the
Non-Redemption
Agreements, the
Non-Redeeming
Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the
Non-Redemption
Agreements in connection with the vote to approve the extension to the Combination Period, (b) vote all of such shares in favor of the extension to the Combination Period and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the
Non-Redemption
Agreements) any of such shares until the earlier of the October 11, 2022 and consummation of the Company’s initial business combination (the “Termination Date”). In connection with the
Non-Redemption
Agreements, Mr. Teplis agreed to pay to each
Non-Redeeming
Stockholder $0.033 per share subject to the
Non-Redemption
Agreement in cash per month through the Termination Date.
On June 16, 2022, pursuant to the trust agreement dated as of December 8, 2020 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.
As of June 30, 2022, a total of $50,642,618 was held in the trust account established for the benefit of our public stockholders (the “Trust Account”). The Trust Account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.
Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.
Results of Operations
As of June 30, 2022, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through June 30, 2022 relates to our formation and IPO, and, since the completion of the IPO, our searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating
income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended June 30, 2022, we had a net loss of $234,912 which included operating costs of $1,518,182 and income tax provision of $8,780, partially offset by unrealized gain on change in fair value of warrants of $987,781 and interest income earned on the proceeds in the Trust Account of $304,269.
For the six months ended June 30, 2022, we had a net income of $8,382,279 which included unrealized gain on change in fair value of warrants of $10,525,589, interest income earned on the proceeds in the Trust Account of $311,869 and interest income earned on the operating bank account of $1, partially offset by operating costs of $2,446,400 and income tax provision of $8,780.
For the three months ended June 30, 2021, we had a net income of $19,068,876 which included unrealized gain on change in fair value of warrants of $19,441,877, interest income earned on the proceeds in the Trust Account of $6,828 and interest income earned on the operating bank account of $8, partially offset by operating costs of $379,837.
For the six months ended June 30, 2021, we had a net income of $12,612,589 which included unrealized gain on change in fair value of warrants of $13,445,689 interest income earned on the proceeds in the Trust Account of $13,075 and interest income earned on the operating bank account of $20, partially offset by operating costs of $846,195.

Liquidity and Capital Resources
As of June 30, 2022, we had cash outside our Trust Account of approximately $0.2 million available for working capital needs.
In connection with the stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation, on June 14, 2022, stockholders holding an aggregate of 24,944,949 shares of our Class A common stock exercised their right to redeem their shares for approximately $10.01 per share of the funds held in our Trust Account, totaling $249,614,847.
On June 16, 2022, pursuant to the trust agreement dated as of December 8, 2020 between the Company and CST, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.
As of June 30, 2022, we had investments held in the Trust Account of $50,642,618, consisting of mutual funds comprised of U.S. Treasury Bills.
For the six months ended June 30, 2022, cash provided by operating activities was $39,997. Net income of $8,382,279 was impacted by interest income earned on Trust of $311,869, unrealized gain on change in fair value of warrants of $10,525,589, and changes in operating assets and liabilities, which provided $2,495,176 of cash for operating activities.
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
On June 2, 2021, we issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. We had no borrowings under the promissory note.
Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of June 30, 2022 and December 31, 2021, no Working Capital Loans have been issued.
On November 16, 2021, January 18, 2022, February 1, 2022, April 25, 2022, May 2, 2022, May 13, 2022, June 3, 2022, June 6, 2022, and June 16, 2022, we received $100,000, $100,000, $250,000, $50,000, $100,000, $20,000, $25,000, $177,423 and $66,000 advances from our Sponsor or its affiliates to be used for working capital purposes, respectively. The advances are non-interest
bearing and due on demand. As of June 30, 2022 and December 31, 2021, we owed the Sponsor or its affiliates $888,423 and $100,000 related to these advances, respectively.
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
In addition, we have until October 11, 2022 to consummate a Business Combination. If we are unable to complete a Business Combination prior to October 11, 2022, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.
As a result of the above, in connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these conditions raise substantial doubt about our ability to continue as a going concern through October 11, 2022, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should us be unable to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangement as of June 30, 2022.
Contractual Obligations
As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. We have incurred $30,000 and $60,000 of administrative service fees for three and six months ended June 30, 2022, respectively. The payment of the administrative service fee was suspended starting in May 2022.
For the three and six months ended June 30, 2021, we have incurred 30,000 and $60,000 of administrative service fees, respectively.
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
.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 5,055,051 and 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.
Net Income (loss) Per Share of Common Stock
We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,000,000 shares of Class A common stock potentially issuable upon the exercise of outstanding warrants to purchase Class A common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the weakness and have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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
This Quarterly Report on Form
10-Q
contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” As of June 30, 2022, we had cash outside the Trust Account of $164,251 available for working capital needs and a negative working capital of $745,832. Further, we expect to incur significant costs in pursuit of our initial Business Combination. Management’s plans to address this need for capital are discussed in Note 1 to our Financial Statements. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through October 11, 2022, our scheduled liquidation date, if we do not complete a Business Combination prior to such date. The condensed financial statements contained in this Quarterly Report on Form
10-Q
do not include any adjustments that might result from our inability to continue as a going concern.
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
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Altitude Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Altitude Acquisition Corp. filed on December 11, 2020).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Altitude Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Altitude Acquisition Corp. filed on June 14, 2022).

10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Altitude Acquisition Corp. filed on June 9, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTITUDE ACQUISITION CORP.

Date: August 17, 2022	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2022	By:	/s/ Farris Griggs
Name: Farris Griggs
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)