Form 10-K/A
period 2021-12-31
Altitude Acquisition Corp.
filed 2022-08-23
CIK 1822366

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
common equity held by
non-affiliates
of the issuer as of June 30, 2022, the last business day of the Company’s most recently completed second fiscal quarter was $50,095,555 based on the last time common stock was sold.
As of August 2
3
, 2022
, there were
5,055,051
shares of Class A common stock, par value $0.0001, and
7,500,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

Auditor Name	WithumSmith+Brown, PC
PCAOB ID Number	100
Auditor Location	New York, New York

EXPLANATORY NOTE

Altitude Acquisition Corp. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form
10-K,
as of and for the period ended December 31, 2021, as filed with the Securities and Exchange Commission on March 29, 2022 (the “Form
10-K”),
as an exhibits only filing to amend the exhibits attached hereto. Accordingly, this Amendment consists only of the facing page, this explanatory note, Part IV of the Form
10-K,
the signature pages to the Form
10-K
and the submitted exhibits. The Form
10-K
is otherwise unchanged and has been omitted.
This Amendment does not reflect any subsequent events occurring after the original filing date of the Form
10-K
and does not modify or update in any way the disclosures made in the
Form10-K
except as described above.
PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

(1) Financial Statements: The financial statements were included in Part II Item 8 of the original Form 10-K filed on March 29, 2022.

(2) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

3.2*	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on November 30, 2020).

4.2*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.4*	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

4.5*	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39772), filed with the SEC on March 30, 2021).

10.1 *	Letter Agreement, dated as of December 8, 2020, by and among the Company, its executive officers, its directors and Cantor Fitzgerald & Co.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.2*	Investment Management Trust Agreement, dated as of December 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.3*	Registration Rights Agreement, dated December 8, 2020, by and among the Company, Altitude Acquisition Holdco LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.4*	Private Placement Warrants Purchase Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.5*	Administrative Services Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.6*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

10.7*	Promissory Note, dated August 12, 2020, issued to Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

10.8*	Securities Subscription Agreement, dated as on August 12, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249071, filed with the SEC on September 25, 2020).

14*	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-249071) filed with the Securities and Exchange Commission on October 8, 2020.

24*	Power of Attorney (included on signature page of this report).

31.1**	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed or furnished, as applicable.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2 3 , 2022	ALTITUDE ACQUISITION CORP.

	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: President, Chief Executive Officer and Director

/s/ Gary Teplis	President, Chief Executive	August 2 3 , 2022
Gary Teplis	Officer and Director (Principal Executive Officer)

/s/ Farris Griggs	Chief Financial Officer (Principal Financial and	August 2 3 , 2022
Farris Griggs	Accounting Officer)

/s/ Gavin Isaacs	Chairman	August 2 3 , 2022
Gavin Isaacs

/s/ Thomas Breitling	Vice Chairman	August 2 3 , 2022
Thomas Breitling

/s/ Sam Galeotos	Director	August 2 3 , 2022
Sam Galeotos

/s/ Hilton Sturisky	Director	August 2 3 , 2022
Hilton Sturisky

/s/ Michael Taride	Director	August 2 3 , 2022
Michel Taride