Form 10-Q
period 2022-09-30
Altitude Acquisition Corp.
filed 2022-11-14
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant		exercise price of $11.50 per share
Class A common stock, par value $0.0001 per share
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an
ALTUU The Nasdaq Stock Market LLC
ALTU The Nasdaq Stock Market LLC ALTUW The Nasdaq Stock Market LLC

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
of the Exchange Act).    Yes   ☒    No   ☐
As of November
14
, 2022, there were 1,672,102 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.

Quarterly Report on

Form 10-Q

For the Quarter Ended September 30,

2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets
Cash	$24,338	$43,054
Prepaid expenses	27,065	187,288

Total current assets	51,403	230,342
Investments held in Trust Account	50,865,089	300,026,796

Total assets	$50,916,492	$300,257,138

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$371,486	$174,803
Income tax es payable	22,803	—
Advances from Sponsor	888,423	100,000
Due to related party	212,089	122,089

Total current liabilities	1,494,801	396,892
Warrant liability	1,534,144	13,449,283
Deferred legal fee	5,284,253	3,733,738
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	18,813,198	28,079,913

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 5,055,051 and 30,000,000 shares subject to possible redemption at redemption value of $10.00 per share at September 30, 2022 and December 31, 2021, respectively	50,550,510	300,000,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized; and no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(18,447,966)	(27,823,525)

Total stockholders’ deficit	(18,447,216)	(27,822,775)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$50,916,492	$300,257,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Formation and operating costs	$439,362	$4,903,000	$2,885,762	$5,749,195

Loss from operations	(439,362)	(4,903,000)	(2,885,762)	(5,749,195)
Other income
Interest income	1	3	2	23
Interest income earned on Trust	222,471	6,165	534,340	19,240
Unrealized gain on change in fair value of warrants	1,389,550	4,327,824	11,915,139	17,773,513

Total other income	1,612,022	4,333,992	12,449,481	17,792,776

Income (loss) before income tax provision	1,172,660	(569,008)	9,563,719	12,043,581
Income tax provision	(14,023)	—	(22,803)	—

Net income (loss)	$1,158,637	$(569,008)	$9,540,916	$12,043,581

Basic and diluted weighted average shares outstanding, Class A common stock	5,055,051	30,000,000	20,040,295	30,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.02)	$0.35	$0.32

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.02)	$0.35	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(27,823,525)	$(27,822,775)
Net income	—	—	—	—	—	8,617,191	8,617,191

Balance as of March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,206,334)	$(19,205,584)
Net loss	—	—	—	—	—	(234,912)	(234,912)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(165,357)	(165,357)

Balance as of June 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,606,603)	$(19,605,853)
Net income	—	—	—	—	—	1,158,637	1,158,637

Balance as of September 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(18,447,966)	$(18,447,216)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	7,500,000	$750	$—	$(43,049,354)	$(43,048,604)
Net loss	—	—	—	—	—	(6,456,287)	(6,456,287)

Balance as of March 31, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(49,505,641)	$(49,504,891)
Net income	—	—	—	—	—	19,068,876	19,068,876

Balance as of June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(30,436,765)	$(30,436,015)
Net loss	—	—	—	—	—	(569,008)	(569,008)

Balance as of September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(31,005,773)	$(31,005,023)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTITUDE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$9,540,916	$12,043,581
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust	(534,340)	(19,240)
Unrealized gain on change in fair value of warrants	(11,915,139)	(17,773,513)
Changes in current assets and current liabilities:
Prepaid expenses	160,223	340,379
Due to related party	90,000	89,204
Deferred legal fee	1,550,515	4,594,437
Income tax es payable	22,803	—
Advances from Sponsor	788,423	—
Accounts payable and accrued expenses	196,683	94,878

Net cash used in operating activities	(99,916)	(630,274)

Cash Flows from Investing Activities:
Funds withdrawn from Trust Account	81,200	—

Net cash provided by investing activities	81,200	—

Net Change in Cash	(18,716)	(630,274)
Cash-Beginning	43,054	764,329

Cash-Ending	$24,338	$134,055

Supplemental Disclosure of Non-cash Financing Activities:
Payment from Trust Account in connection with redemption of shares	$249,614,847	$—

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
On October 6, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period from October 11, 2022 to April 11, 2023. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation, stockholders holding an aggregate of 3,382,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.05 per share of the funds held in the Company’s trust account totaling $34,009,688.
On October 11, 2022, pursuant to the trust agreement dated as of December 8, 2020 between the Company and CST, the trustee of the Trust Account, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.
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

ALTITUDE ACQUISITION CORP.
The shares of Class A common stock subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with an initial Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and, if the

Company seeks stockholder approval, such initial Business Combination is approved by the affirmative vote of the holders of a majority of the shares of the Common Stock that are voted at a stockholder meeting held to consider such initial Business Combination. The Company has until April 11, 2023 to consummate a Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law, and then seek to dissolve and liquidate.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had cash outside the Trust Account of $24,338 available for working capital needs, and a negative working capital of approximately $1.1 million.
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
On November 16, 2021, January 18, 2022, February 1, 2022, April 25, 2022, May 2, 2022, May 13, 2022, June 3, 2022, June 6, 2022, and June 16, 2022, the Company received $100,000, $100,000, $250,000, $50,000, $100,000, $20,000, $25,000, $177,423 and $66,000 advances from the Sponsor or its affiliates to be used for working capital purposes, respectively. The advances are non-interest
bearing and due on demand. At September 30, 2022 and December 31, 2021, the Company owed the Sponsor or its affiliates $888,423 and $100,000 related to these advances, respectively.
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
In addition, the Company has until April 11, 2023 to consummate a Business Combination. If the Company is unable to complete a Business Combination prior to April 11, 2023, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern through April 11, 2023, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.
Investments held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 5,055,051 and 30,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$466,503	$692,134	$(455,206)	$(113,802)
Denominator:
Weighted-average shares outstanding	5,055,051	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per share	$0.09	$0.09	$(0.02)	$(0.02)

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,942,655	$2,598,261	$9,634,865	$2,408,716
Denominator:
Weighted-average shares outstanding	20,040,295	7,500,000	30,000,000	7,500,000
Basic and diluted net income per share	$0.35	$0.35	$0.32	$0.32
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.20% and 0.24% for the three and nine months ended September 30, 2022, respectively, and 0.00% and 0.00% for the three and nine months ended September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company plans to adopt this standard in the first quarter of 2023 and does not expect the adoption will have a significant impact on its financial statements and related disclosures.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e.,
non-U.S.)
corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any repurchase by the Company of the Company’s stock that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, generally is expected to be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Class A common stock or other stock of the Company in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (iv) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions and may affect the Company’s ability to complete a Business Combination.

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
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of September 30, 2022 and December 31, 2021, an additional fee of $10,500,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
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
capital and accumulated deficit.
As of September 30, 2022, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Payment from Trust Account in connection with redemption of shares Plus:	(249,614,847)
Accretion of carrying value to redemption value	36,121,727

Class A common stock subject to possible redemption	$50,550,510

As of December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Plus:
Accretion of carrying value to redemption value	35,956,370

Class A common stock subject to possible redemption	$300,000,000

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

Promissory Note - Related Party
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note as of September 30, 2022 and December 31, 2021.
Due to Related Party
As of September 30, 2022 and December 31, 2021, the Company had due to related party balances of $212,089 and $122,089, which consisted of $217,667 and $127,667 for the administrative service fees incurred (see below), net of $5,578 and $5,578 receivable from related party, respectively.
Advances from Sponsor
On November 16, 2021, January 18, 2022, February 1, 2022, Apri1 25, 2022, May 2, 2022, May 13, 2022, June 3, 2022, June 6, 2022, and June 16, 2022, the Company received $100,000, $100,000, $250,000, $50,000, $100,000, $20,000, $25,000, $177,423 and $66,000 advances from the Sponsor or its affiliates to be used for working capital purposes, respectively. The advances are non-interest
bearing and due on demand. At September 30, 2022 and December 31, 2021, the Company owed the Sponsor or its affiliates $888,423 and $100,000 related to these advances, respectively.
Working Capital Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative Service Fee
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market, to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. The payment of the administrative service fee was suspended starting in May 2022. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 of administrative service fees for three and nine months ended September 30, 2022, respectively. The Company recorded $30,000 and $60,000 for the administrative service fee for the three and nine months ended September 30, 2021, respectively.
At September 30, 2022 and December 31, 2021, due to related party includes amounts of $217,667 and $127,667
, respectively,
incurred under this arrangement.
Non-Redemption
Agreements
In connection with the stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period, on June 7, 2022 and June 10, 2022, the Company and Gary Teplis, the Company’s Chief Executive Officer, entered into non-redemption
agreements (collectively, the
“Non-Redemption
Agreements”) with certain Company stockholders (the
“Non-Redeeming
Stockholders”) holding an aggregate of approximately 1.4 million shares of Class A common stock. Pursuant to the
Non-Redemption
Agreements, the
Non-Redeeming
Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the
Non-Redemption
Agreements in connection with the vote to approve the extension to the Combination Period, (b) vote all of such shares in favor of the extension to the Combination Period and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the
Non-Redemption
Agreements) any of such shares until the earlier of April 11, 2023 and consummation of the Company’s initial business combination (the “Termination Date”).
On June 14, 2022, the Company paid an aggregate of
$184,929
to the Non-Redeeming Stockholder, which was funded through advances from Sponsor.
Note 6 - Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$50,865,089	$50,865,089	$—	$—

Liabilities:
Warrant Liability—Public Warrants	$973,500	$973,500	$—	$—
Warrant Liability—Private Placement Warrants	$560,644	$—	$—	$560,644

	$1,534,144	$973,500	$—	$560,644

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$300,026,796	$300,026,796	$—	$—

Liabilities:
Warrant Liability—Public Warrants	$8,626,500	$8,626,500	$—	$—
Warrant Liability—Private Placement Warrants	$4,822,783	$—	$—	$4,822,783

	$13,449,283	$8,626,500	$—	$4,822,783

The measurement of the Public Warrants at September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $973,500 and $8,626,500, respectively.
The estimated fair value of the Private Placement Warrants on September 30, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility
(pre-merger
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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2022:

Input	September 30, 2022

Expected term (years)	5.54
Expected volatility	4.00%
Risk-free interest rate	4.04%
Exercise price	$11.50
Fair value of the common stock price	$10.05
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2021:

Input	December 31, 2021
Expected term (years)	5.37
Expected volatility	12.4%
Risk-free interest rate	1.29%
Exercise price	$11.50
Fair value of the common stock price	$9.90
The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months ended September 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,822,783
Change in fair value	(3,428,308)

Fair value as of March 31, 2022	1,394,475
Change in fair value	(344,281)

Fair value as of June 30, 2022	$1,050,194
Chang e in fair value	(489,550)

Fair value as of September 30, 2022	$560,644

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months ended September 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$33,807,463
Transfer out of Level 3 to Level 1	(25,500,000)
Change in fair value	5,996,188

Fair value as of March 31, 2021	14,303,651
Change in fair value	(6,657,377)

Fair value as of June 30, 2021	$7,646,274
Chang e in fair value	(1,812,324)

Fair value as of September 30, 2021	5,833,950

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
Note 8 - Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Class A Common Stock
The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 5,055,051 and 30,000,000 shares of Class A common stock subject to redemption, which are included in temporary equity, respectively.
Class B Common Stock
The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, as of September 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
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
Note 9 - Subsequent Events
On October 5, 2022, the Company” entered into
a non-redemption agreement
(the “Non-Redemption Agreement”)
with one of its existing stockholders
(the “Non-Redeeming Stockholder”)
holding an aggregate of 223,124 shares of Class A common stock, par value $0.0001, of the Company.

Pursuant to
the Non-Redemption Agreement,
the Non-Redeeming Stockholder
agreed to (a) not redeem the Shares in connection with the vote to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate an initial business combination from October 11, 2022 to April 11, 2023 and (b) vote all of its Shares in favor of the Extension. In connection with the foregoing, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to the Non-Redeeming Stockholder
$0.05 per Share per month through the Extended Date, in a single cash payment within 45 days from the date of the Non-Redemption Agreement.
On October 6, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period from October 11, 2022 to April 11, 2023. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation, stockholders holding an aggregate of 3,382,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.05 per share of the funds held in the Company’s trust account totaling $34,009,688.
On October 11, 2022, pursuant to the trust agreement dated as of December 8, 2020 between the Company and CST, the trustee of the Trust Account, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.

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

In connection with the stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period, on June 7, 2022 and June 10, 2022, the Company and Gary Teplis, the Company’s Chief Executive Officer, entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain Company stockholders (the “Non-Redeeming Stockholders”) holding an aggregate of approximately 1.4 million shares of Class A common stock. Pursuant to the Non-Redemption Agreements, the Non-Redeeming Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the Non-Redemption Agreements in connection with the vote to approve the extension to the Combination Period, (b) vote all of such shares in favor of the extension to the Combination Period and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the Non-Redemption Agreements) any of such shares until the earlier of the October 11, 2022 and consummation of the Company’s initial business combination (the “Termination Date”). In connection with the Non-Redemption Agreements, Mr. Teplis agreed to pay to each Non-Redeeming Stockholder $0.033 per share subject to the Non-Redemption Agreement in cash per month through the Termination Date.

On June 16, 2022, pursuant to the trust agreement dated as of December 8, 2020 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.

On October 5, 2022, the Company” entered into a non-redemption agreement (the “Non-Redemption Agreement”) with one of its existing stockholders (the “Non-Redeeming Stockholder”) holding an aggregate of 223,124 shares of Class A common stock, par value $0.0001, of the Company.

On October 6, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period from October 11, 2022 to April 11, 2023. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation, stockholders holding an aggregate of 3,382,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.05 per share of the funds held in the Company’s trust account totaling $34,009,688.

On October 11, 2022, pursuant to the trust agreement dated as of December 8, 2020 between the Company and CST, the trustee of the Trust Account, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.

As of September 30, 2022, a total of $50,865,089 was held in the trust account established for the benefit of our public stockholders (the “Trust Account”). The Trust Account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Pursuant to the Non-Redemption Agreement, the Non-Redeeming Stockholder agreed to (a) not redeem the Shares in connection with the vote to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate an initial business combination from October 11, 2022 to April 11, 2023 and (b) vote all of its Shares in favor of the Extension. In connection with the foregoing, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to the Non-Redeeming Stockholder $0.05 per Share per month through the Extended Date, in a single cash payment within 45 days from the date of the Non-Redemption Agreement.

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through September 30, 2022 relates to our formation and IPO, and, since the completion of the IPO, our searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended September 30, 2022, we had a net income of $1,158,637 which included unrealized gain on change in fair value of warrants of $1,389,550, interest income earned on the proceeds in the Trust Account of $222,471 and interest income earned on the operating bank account of $1, partially offset by operating costs of $439,362 and income tax provision of $14,023.

For the nine months ended September 30, 2022, we had a net income of $9,540,916 which included unrealized gain on change in fair value of warrants of $11,915,139, interest income earned on the proceeds in the Trust Account of $534,340 and interest income earned on the operating bank account of $2, partially offset by operating costs of $2,885,762 and income tax provision of $22,803.

For the three months ended September 30, 2021, we had a net loss of $569,008 which included operating costs of $4,903,000, partially offset by unrealized gain on change in fair value of warrants of $4,327,824, interest income earned on the proceeds in the Trust Account of $6,165 and interest income earned on the operating bank account of $3.

For the nine months ended September 30, 2021, we had a net income of $12,043,581 which included unrealized gain on change in fair value of warrants of $17,773,513, interest income earned on the proceeds in the Trust Account of $19,240 and interest income earned on the operating bank account of $23, partially offset by operating costs of $5,749,195.

Liquidity and Capital Resources

As of September 30, 2022, we had cash outside our Trust Account of $24,338 available for working capital needs.

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

As of September 30, 2022, we had investments held in the Trust Account of $50,865,089, consisting of mutual funds comprised of U.S. Treasury Bills.

For the nine months ended September 30, 2022, cash used by operating activities was $99,916. Net income of $9,540,916 was impacted by interest income earned on Trust of $534,340, unrealized gain on change in fair value of warrants of $11,915,139, and changes in operating assets and liabilities, which provided $2,808,647 of cash for operating activities.

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

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of September 30, 2022 and December 31, 2021, no Working Capital Loans have been issued.

On November 16, 2021, January 18, 2022, February 1, 2022, April 25, 2022, May 2, 2022, May 13, 2022, June 3, 2022, June 6, 2022, and June 16, 2022, we received $100,000, $100,000, $250,000, $50,000, $100,000, $20,000, $25,000, $177,423 and $66,000 advances from our Sponsor or its affiliates to be used for working capital purposes, respectively. The advances are non-interest bearing and due on demand. As of September 30, 2022 and December 31, 2021, we owed the Sponsor or its affiliates $888,423 and $100,000 related to these advances, respectively.

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

In addition, we have until April 11, 2023 to consummate a Business Combination. If we are unable to complete a Business Combination prior to April 11, 2023, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

As a result of the above, in connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these conditions raise substantial doubt about our ability to continue as a going concern through April 11, 2023, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should us be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2022.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. We have incurred $30,000 and $90,000 of administrative service fees for three and nine months ended September 30, 2022, respectively. The payment of the administrative service fee was suspended starting in May 2022.

For the three and nine months ended September 30, 2021, we have incurred 30,000 and $90,000 of administrative service fees, respectively.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 5,055,051 and 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

Net Income (loss) Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,000,000 shares of Class A common stock potentially issuable upon the exercise of outstanding warrants to purchase Class A common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 except for the following:

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by the Extended Date.

Any redemption or other repurchase that we make that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and limit our ability to complete a business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we will instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in December 2020 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 19 months after the effective date of our IPO, as of the date of this proxy statement). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $94,925 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or December 8, 2022, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future, and those stockholders who elect not to redeem their public shares in connection with the Extension Amendment will receive no more than the same per share amount, without additional interest, if they redeem their public shares in connection with a business combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would have received if they had redeemed their public shares in connection with the Extension Amendment.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 10, 2022, Sam Galeotos notified the Company of his decision to resign from his position on the Board of the Company and from the audit committee of the Board, effective immediately. Mr. Galeotos’ decision to resign was due to increasing responsibilities in his other executive roles and was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Altitude Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Altitude Acquisition Corp. filed on December 11, 2020).
10.1	Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Altitude Acquisition Corp. filed on October 6, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTITUDE ACQUISITION CORP.

Date: November 14, 2022	By:	/s/Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Farris Griggs
Name: Farris Griggs
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)