Form 10-K
period 2022-12-31
Altitude Acquisition Corp.
filed 2023-03-23
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐
No
  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes  ☒    No  ☐
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the issuer as of June 30, 2022, the last business day of the Company’s most recently completed second fiscal quarter was $50,095,555 based on the last reported sale price of the Class A common stock on such date.
As of March 2
3
, 2023
, there were 1,672,102 shares of Class A common stock, par value $0.0001, and 7,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.
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

PART I

References in this report to “we,” “us,” “Altitude” or the “Company” refer to Altitude Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Altitude Acquisition Holdco LLC, a Delaware limited liability company.

Item 1. Business.

Introduction

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). On December 9, 2022, we announced that we had signed a non-binding letter of intent for our initial business combination with a leading global medical device manufacturer (“Target”), which is described in more detail below. We intend to negotiate and consummate a business combination with the Target, but we are not able to assure you whether we will complete a business combination with the Target or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

A total of $300,000,000, comprised of $292,000,000 of the proceeds from the initial public offering (which amount includes $10,500,000 of the underwriters’ deferred discount) and $8,000,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company (“CST”), acting as trustee.

On December 5, 2022, in order to mitigate the risk of being deemed an unregistered investment company, we instructed CST to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank deposit account. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account.

As of December 31, 2022, there was $16,975,796 in cash held in the trust account.

Extensions

On June 10, 2022, we held a special meeting of stockholders (the “June Special Meeting”). At the June Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must complete its initial business combination from June 11, 2022 to October 11, 2022 (the “June Extension Amendment Proposal”). In connection with the June Special Meeting, stockholders holding an aggregate of 24,944,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.01 per share of the funds held in the Company’s trust account, leaving approximately $50,600,000 of investment held in trust account after satisfaction of such redemptions.

Prior to the June Special Meeting, on June 9, 2022, we entered into non redemption agreements (collectively, the “June Non-Redemption Agreements”) with certain of our existing stockholders (the “June Non-Redeeming Stockholders”) holding an aggregate of 1,250,000 shares of Class A common stock. Pursuant to the June Non-Redemption Agreements, the June Non-Redeeming Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the Non-Redemption Agreements in connection with the June Extension Amendment Proposal, (b) vote all of their Shares in favor of the June Extension Amendment Proposal and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the June Non-Redemption Agreements) any of their shares until the earlier of October 11, 2022 and consummation of the Company’s initial business combination (the “Termination Date”).

In connection with the June Non-Redemption Agreements, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to each June Non-Redeeming Stockholder $0.033 per share in cash per month through the Termination Date as a result Gary Teplis contibuted a total of $184,929 as part of the executed June Non-Redemption Agreements.

On October 6, 2022, we held a special meeting of stockholders (the “October Special Meeting”). At the October Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must complete a business combination from October 11, 2022 to April 11, 2023 (the “October Extension Amendment Proposal”). In connection with the October Special Meeting, stockholders holding an aggregate of 3,382,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.05 per share of the funds held in the Company’s trust account, leaving approximately $16,810,087 in cash in the trust account after satisfaction of such redemptions.

Prior to the October Special Meeting, on October 5, 2022, we entered into a non-redemption agreement (the “October Non-Redemption Agreement”) with one of our existing stockholders (the “October Non-Redeeming Stockholder”) holding an aggregate of 223,124 shares of Class A common stock, par value $0.0001, of the Company. Pursuant to the October Non-Redemption Agreement, the October Non-Redeeming Stockholder agreed to (a) not redeem the shares in connection with the October Extension Amendment Proposal and (b) vote all of its shares in favor of the October Extension Amendment Proposal.

In connection with the October Non-Redemption Agreement, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to the October Non-Redeeming Stockholder $0.05 per Share per month through April 11, 2023, in a single cash payment within 45 days from the date of the October Non-Redemption Agreement as a result Gary Teplis contibuted a total $66,937 as part of the executed October Non-Redemption Agreements.

Nasdaq Deficiency Notice

On January 9, 2023, the Company received a deficiency notice (the “Deficiency Notice”) from Nasdaq indicating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). The Company submitted a plan to regain compliance Nasdaq granted the Company until April 11, 2023, its current liquidation date, to regain compliance.

Preliminary Proxy Statement

On March 6, 2023, we filed a preliminary proxy statement seeking stockholder approval to (i) extend the date by which the Company must consummate a business merger (the “Extension Amendment Proposal”), (ii) provide for the right of a holder of Class B common stock to convert their shares of Class B common stock into shares of Class A common stock (the “Founder Share Amendment Proposal”), (iii) remove the limitation that the Company shall not consummate a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation Amendment Proposal”) and (iv) re-elect Hilton Sturisky as a Class I director to serve for a term of three years or until his successor is duly elected or appointed and qualified (the “Director Election Proposal”).

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

Selection of a target business and structuring of our initial business combination

We may pursue an initial business combination target in any industry or geographic region. Our amended and restated certificate of incorporation (as amended on June 10, 2022 and October 6, 2022, our “amended and restated certificate of incorporation”) prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

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

Redemption rights for holders of public shares upon consummation of the initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.00 per public share as of December 31, 2022, net of interest available to pay for income and franchise taxes. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, shares of Class A common stock underlying the private placement warrants and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased, in favor of our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, shares of Class A common stock underlying the private placement warrants and any public shares they may hold in connection with the consummation of the initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to or following stockholder meeting called to approve our initial business combination, although they are under no obligation to do so. Such public shares purchased by the Sponsor, initial stockholders, directors, executive officers, advisors or affiliates would be (a) purchased at a price no higher than the redemption price for the public shares, which as of December 31, 2022 was estimated to be $10.15 per share and (b) would not be (i) voted by the initial stockholders or their respective affiliates or (ii) redeemable by the initial stockholders or their respective affiliates. Any such purchases that are completed after the record date for the special meeting of stockholders called to approve our initial business combination may include an agreement with a selling stockholder that such stockholder, for so long as it remains the record holder of the shares in question, will vote in favor of our initial business combination and/or will not exercise its redemption rights with respect to the shares so purchased. The purpose of such share purchases and other transactions would be to increase the likelihood that the proposals to be voted upon are approved by the requisite number of votes and to reduce the number of public shares that are redeemed. In the event that such purchases do occur, the purchasers may seek to purchase shares from stockholders who would otherwise have voted against the business combination and elected to redeem their shares for a portion of the trust account. Any such privately negotiated purchases may be effected at purchase prices that are below or in excess of the per-share pro rata portion of the trust account. Any public shares held by or subsequently purchased by our affiliates may be voted in favor of the business combination. None of the initial stockholders, advisors or their respective affiliates may make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20 of the shares sold in the initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until April 11, 2023, to complete our initial business combination. If we do not further extend such date with the approval of stockholders or we are unable to complete our initial business combination by April 11, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest is net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 11, 2023.

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

Employees

We currently have two (2) officers: Gary Teplis and Farris Griggs. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

•

The requirement that we complete our initial business combination by April 11, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

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

•

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, December 5, 2022, we instructed CST to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank deposit account. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

•	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

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

•

We have until April 11, 2023 to consummate a business combination. If we are unable to complete a business combination prior to April 11, 2023, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Our initial stockholders own approximately 82% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, we can approve a business combination even if all public stockholders vote against it.

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

The requirement that we complete our initial business combination by April 11, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 11, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination by April 11, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by April 11, 2023 (or such later date as may be approved by stockholders in connection with an amendment to the charter). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to or following the stockholder meeting called to approve our initial business combination, although they are under no obligation to do so. Such public shares purchased by the Sponsor, initial stockholders, directors, executive officers, advisors or affiliates would be (a) purchased at a price no higher than the redemption price for the public shares, which as of December 31, 2022 was estimated to be $10.15 per share and (b) would not be (i) voted by the initial stockholders or their respective affiliates (ii) redeemable by the initial stockholders or their respective affiliates. Any such purchases that are completed after the record date for the stockholder meeting called to approve our initial business combination may include an agreement with a selling stockholder that such stockholder, for so long as it remains the record holder of the shares in question, will vote in favor of the initial business combination and/or will not exercise its redemption rights with respect to the shares so purchased.

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

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with the Target or any potential target, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable following completion of the initial public offering and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate until April 11, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $760 available to us outside of the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until April 11, 2023, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (based on the trust account balance as of December 31, 2022) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation (based on the trust account balance as of December 31, 2022). See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, December 5, 2022, we instructed CST to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank deposit account. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in December 2020 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on December 5, 2022, we instructed CST, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing bank deposit account until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

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

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 11, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following April 11, 2023 (or such later date as may be approved by stockholders in connection with an amendment to the charter), in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 11, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. On December 9, 2022, we entered into a non-binding letter LOI for a business combination with the Target., and to the extent we complete our initial business combination, we may be affected by numerous risks inherent in the Target’s business operations. For example, if the Target or any potential target we combine with is a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination, including the Target, will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Following redemptions in connection with the June and October Extensions, as of December 31, 2022, we have approximately $17 million in the trust account that we may use to complete our initial business combination (not taking into account the $10,500,000 of deferred underwriting commissions being held in the trust account).

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by April 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock. Our Sponsor currently holds approximately 82% of our outstanding common stock, which means that we may amend our amended and restated certificate of incorporation even if all public stockholders vote against it.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own approximately 82% of our outstanding common stock following the closing of the initial public offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we will be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior and approve a business combination even if all public stockholders vote against it.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

If the business combination agreement with the Target or another target business includes a cash purchase price and the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 82% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with the Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) became law, which, among other things, imposes a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “covered corporation”). The excise tax will apply to repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change. Because we are a Delaware corporation and its securities are trading on Nasdaq, it is expected that we are a “covered corporation” for this purpose, and it is expected that we will be subject to the excise tax with respect to any redemptions of our Class A Common Stock in connection with the business combination that are treated as repurchases for this purpose.

The extent of the excise tax that may be incurred would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the business combination, (iii) the nature and amount of the equity issued, if any, by us in connection with the business combination, and (iv) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. Although issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase, absent the issuance of applicable guidance, it is not currently expected that this reduction would be available with respect to redemptions of our Class A Common Stock by us. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which shares are repurchased, and only limited guidance on the mechanics of any required reporting and payment of the excise tax on which taxpayers may rely have been issued to date. The imposition of the excise tax could reduce the amount of cash available to use for effecting the redemptions of our Class A Common Stock, and could reduce our cash on hand.

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact our search for and completion of a business combination with a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact our potential business targets as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete a business combination. Further, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

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

We anticipate that the investigation of the Target or another potential target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to the Target or another target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 8,000,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8,000,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for our completion of an initial business combination nears.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by April 11, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by April 11, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond April 11, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 280,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Currently there are 1,672,102 shares of Class A common stock and 7,500,000 issued and outstanding. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond April 11, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the ratio for which the founder shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of the founder shares will equal, in the aggregate, 25% of the sum of (a) the total number of all shares of Class A common stock issued in our initial public offering (including shares issued pursuant to the underwriters’ over-allotment option) plus (b) the sum of (i) all shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued in connection with or in relation to the consummation of our initial business combination (including any shares of Class A common stock issued pursuant to a forward purchase agreement), excluding any shares of Class A common stock or equity-linked securities or rights issued, or to be issued, to any seller in the business combination, any private placement warrants issued to our Sponsor or an affiliate of our Sponsor or to our officers and directors upon the conversion of working capital loans and any warrants issued pursuant to a forward purchase agreement, minus (ii) the number of shares of Class A common stock redeemed in connection with such business combination, provided that such conversion of founder shares shall never be less than one-for-one. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

Our warrants will be issued in registered form under a warrant agreement between CST, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

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

In addition, we may engage with a business combination with target businesses in any industry or geographic region. This business may be in an industry that is particularly susceptible to cyber incidents, breaches of security and personal customer data.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

In accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), warrants are accounted for as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. ASC 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Holders

As of March 23, 2023, there was one holder of record of our units, two holders of record of our Class A common stock and two holders of record of our warrants.

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

Overview

We are a blank check company incorporated on August 12, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination. On December 9, 2022, we announced that we had signed a non-binding letter of intent for our initial business combination with the Target. We intend to negotiate and consummate a business combination with the Target, but we are not able to assure you whether we will complete a business combination with the Target or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

On December 11, 2020, we consummated our initial public offering of 30,000,000 units, including 3,900,000 units issued to the underwriters based on a partial exercise of their over-allotment option. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300 million. Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 8,000,000 warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $8 million. Prior to the consummation of the initial public offering, on August 12, 2020, we issued an aggregate of 8,625,000 shares of our Class B common stock to our Sponsor for an aggregate purchase price of $25,000 in cash. On November 30, 2020, our Sponsor surrendered an aggregate of 1,437,500 founder shares to us for no consideration, resulting in our Sponsor holding an aggregate of 7,503,750 founder shares. On December 11, 2020 the underwriters partially exercised their over-allotment option, and as a result, 975,000 founder shares were no longer subject to forfeiture and 3,750 founder shares were forfeited for no consideration. Accordingly, this resulted in our Sponsor holding an aggregate of 7,500,000 founder shares.

A total of $300,000,000, comprised of $292,000,000 of the proceeds from the initial public offering (which amount includes $10,500,000 of the underwriters’ deferred discount) and $8,000,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by CST, acting as trustee.

On December 5, 2022, in order to mitigate the risk of being deemed an unregistered investment company, we instructed CST to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank deposit account. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account.

As of December 31, 2022, there was $16,975,796 in cash held in the trust account.

On June 10, 2022, we held a special meeting of stockholders. At the June Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must complete its initial business combination from June 11, 2022 to October 11, 2022. In connection with the June Special Meeting, stockholders holding an aggregate of 24,944,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.01 per share of the funds held in the Company’s trust account, leaving approximately $50,600,000 in cash in the trust account after satisfaction of such redemptions.

Prior to the June Special Meeting, on June 9, 2022, we entered into non redemption agreements with certain of our existing stockholders holding an aggregate of 1,250,000 shares of Class A common stock. Pursuant to the June Non-Redemption Agreements, the June Non-Redeeming Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the Non-Redemption Agreements in connection with the June Extension Amendment Proposal, (b) vote all of their Shares in favor of the June Extension Amendment Proposal and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the June Non-Redemption Agreements) any of their shares until the earlier of October 11, 2022 and consummation of the Company’s initial business combination.

In connection with the June Non-Redemption Agreements, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to each June Non-Redeeming Stockholder $0.033 per share in cash per month through the Termination Date as a result Gary Teplis contibuted a total of $184,929 as part of the executed June Non-Redemption Agreements.

On October 6, 2022, we held a special meeting of stockholders. At the October Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must complete a business combination from October 11, 2022 to April 11, 2023. In connection with the October Special Meeting, stockholders holding an aggregate of 3,382,949 shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.05 per share of the funds held in the Company’s trust account, leaving approximately $16,810,087 in cash in the trust account after satisfaction of such redemptions.

Prior to the October Special Meeting, on October 5, 2022, we entered into a non-redemption agreement with one of our existing stockholders holding an aggregate of 223,124 shares of Class A common stock, par value $0.0001, of the Company. Pursuant to the October Non-Redemption Agreement, the October Non-Redeeming Stockholder agreed to (a) not redeem the shares in connection with the October Extension Amendment Proposal and (b) vote all of its shares in favor of the October Extension Amendment Proposal.

In connection with the October Non-Redemption Agreement, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to the October Non-Redeeming Stockholder $0.05 per Share per month through April 11, 2023, in a single cash payment within 45 days from the date of the October Non-Redemption Agreement as a result Gary Teplis contibuted a total $66,937 as part of the executed October Non-Redemption Agreements.

As of December 31, 2022, a total of $16,975,795.93 was held in the trust account. The trust account is held in an interest-bearing bank deposit account and the income earned on the deposit account is also for the benefit of our public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Letter of Intent

On December 9, 2022, we entered into a LOI for a business combination the Target. The Target, a leader in its medical device field with a product that is commercially available and approved for use in over 30 countries, seeks additional expansion in the U.S. and globally.

Under the terms of the LOI, Altitude and the Target would be become a combined entity, with the Target’s existing equity holders rolling 100% of their equity into the combined public company. The proposed transaction values the Target at an enterprise value of $480 million and calls for the combined company to have at least $30 million in net cash at the time of closing. Altitude expects to announce additional details regarding the proposed business combination when a definitive merger agreement is executed, which is expected in the first quarter of 2023.

Completion of a business combination with the Target is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein and approval of the transaction by the board and stockholders of both Altitude and the Target. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

Nasdaq Deficiency Notice

On January 9, 2023, the Company received the Deficiency Notice from Nasdaq indicating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). The Company submitted a plan to regain compliance and Nasdaq granted the Company until April 11, 2023, its current liquidation date, to regain compliance.

Preliminary Proxy Statement

On March 6, 2023, we filed a preliminary proxy statement seeking stockholder approval for the Extension Amendment Proposal, the Founder Share Amendment Proposal, the Redemption Limitation Amendment Proposal and the Director Election Proposal.

Results of Operations

As of December 31, 2022, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2022, relates to our formation and initial public offering, and, since the completion of the IPO, searching for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generate non-operating income in the form of interest income on cash deposits in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $9,342,644 which included unrealized gain on change in fair value of warrants of $12,065,834, interest income earned on the proceeds in the trust account of $654,735 and interest income earned on the operating bank account of $4, partially offset by operating costs of $3,339,747 and income tax provision of $38,180.

For the year ended December 31, 2021, we had a net income of $15,225,829, which included unrealized gain on change in fair value of warrants of $20,358,180, gain on settlement of payable of $860,699, interest income earned on the proceeds in the trust account of $26,714 and interest income earned on the operating bank account of $24, partially offset by operating costs of $6,019,788.

Liquidity and Capital Resources

As of December 31, 2022, we had cash outside our trust account of $760 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to an initial business combination.

On December 11, 2020, we consummated the IPO of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 8,000,000 warrants, at a price of $1.00 per Private Warrant, generating gross proceeds of $8,000,000.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,915,000 additional Units to cover over-allotments, if any. On December 11, 2020, the underwriters partially exercised their Over-Allotment Option and purchased an additional 3,900,000 Units. The unexercised portion of the over-allotment option was forfeited.

Following our IPO and the sale of the Private Warrants, a total of $300,000,000 ($10.00 per Unit) was placed in the trust account. We incurred $17,107,057 in IPO related costs, including $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting discount and $607,057 of other costs.

As of December 31, 2022, we had investments held in the trust account of $16,975,896.93 (including approximately consisting of cash held in an interest-bearing bank deposit account. Interest income on the balance in the trust account may be used by us to pay taxes.

For the year ended December 31, 2022, cash used in operating activities was $123,494. Net income of $9,342,644 was impacted by interest income earned on the trust account of $654,735, unrealized gain on change in fair value of warrants of $12,065,834, and changes in operating assets and liabilities, which provided $3,002,565 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $721,275. Net income of $15,225,829 was impacted by interest income earned on the trust account of $26,714, gain on settlement of payable of $860,699, unrealized gain on change in fair value of warrants of $20,358,180, and changes in operating assets and liabilities, which provided $5,298,489 of cash for operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the deferred underwriters’ discount) to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On June 2, 2021, we issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the business combination. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the business combination. As of December 31, 2022 and 2021, there was $0 balance under the promissory note.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of December 31, 2022 and 2021, no Working Capital Loans have been issued.

At December 31, 2022 and 2021, the Company owed the Sponsor or its affiliates $802,644 and $100,000 related to advances, respectively. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to April 11, 2023, it is uncertain whether it will be able to do so. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of December 31, 2022.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. We have incurred $120,000 of administrative service fees for the years ended December 31, 2022 and 2021, respectively.

Critical Accounting Estimate

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The warrants liabilities are the Company’s most significant estimate. Accordingly, the actual results could differ significantly from those estimates.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, the 1,672,102 and 30,000,000 Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 23,000,000 shares of Class A common stock potentially issuable upon the exercise of outstanding warrants to purchase our shares were excluded from diluted earnings per share for the years ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.. Additionally, subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

NAME	AGE	POSITION
Gary Teplis	54	President, Chief Executive Officer and Director
Farris Griggs	51	Chief Financial Officer
Hilton Sturisky	52	Director
Michel Taride	66	Director
Warren Hosseinion	46	Chairman

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

Hilton Sturisky has served on our board of directors since December 2020. Most recently, Mr. Sturisky was the CIO at William Hill a leading sports better company. Mr. Sturisky has extensive travel industry experience as he has served as the CIO at Crawford and Company, Spirit Airlines and BCD Travel. Mr. Sturisky has also held leadership roles at Pfizer Pharmaceuticals and The Coca-Cola Company. Mr. Sturisky has spent his career restructuring large scale operating models involving disparate IT functions and legacy systems in high transaction complex environments. He holds a degree from the University of Witwatersrand in Johannesburg, South Africa, as well as graduate degrees from Emory University and Georgia Tech. Mr. Sturisky is well-qualified to sit on our board of directors due to the fact that he is well versed in leveraging digital technology to enhance customer experience, obtain insight from data, and drive aggressive growth and innovation across diverse industries.

Michel Taride has served on our board of directors since December 2020. Mr. Taride currently serves as a Strategic Advisor in Travel, Tourism and Smart Mobility at Orfeo Advisors and as a Senior Advisor at Drake Star, Drive TLV and a Partner at NextGear Ventures, an Israeli based VC fund. He is also an Operating Partner at C4 Ventures and a Strategic Advisor at Knighthood Capital Partners. Previously, Mr. Taride was the Group President of Hertz International, the leading global car rental brand, where he was responsible for all of Hertz’s wholly-owned and franchise operations in 150 countries across all continents other than North America. Mr. Taride has served on the Global Travel & Tourism Partnership Advisory Board for over a decade and has acted as chairman for the last 8 years. Mr. Taride is also an Ambassador for the World Travel and Tourism Council, and a Strategic Advisor at the Digiworld Institute, a European think tank where he leads initiatives around connected mobility.

Warren Hosseinion has served as the Chairman of our board since September 2022. Dr. Hosseinion is a co-founder of Apollo Medical Holdings, Inc., has been a member of its board of directors since July 2008, and served as its Chief Executive Officer from July 2008 to December 2017 and Co-Chief Executive Officer from December 2017 to March 2019. Dr. Hosseinion was Chairman of the board of directors of Clinigence Holdings, Inc. from April 2019 to March 2022, Chief Executive Officer of Clinigence Holdings, Inc. from March 2021 to March 2022, and following a business combination with Nutex Health, Inc. he continues to be a director and President of Nutex Health, Inc. from March 2022 to present. Dr. Hosseinion has also served as Chairman of the Board of Cardio Diagnostics, Inc. from May 2022 to present. In 2001, Dr. Hosseinion co-founded ApolloMed. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in physiology and biophysics from the Georgetown University Graduate School of Arts and Sciences, his medical degree from the Georgetown University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Sturisky, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Taride, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dr. Hosseinion and Mr. Teplis, will expire at the third annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Dr. Hosseinion, Mr. Taride and Mr. Sturisky serves as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Each of Dr. Hosseinion, Mr. Taride and Mr. Sturisky meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Dr. Hosseinion serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Dr. Hosseinion qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. Dr. Hosseinion and Mr. Taride serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Dr. Hosseinion and Mr. Taride are independent.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors participating in the consideration and recommendation of director nominees are each of our independent directors, Dr. Hosseinion, Mr. Taride and Mr. Sturisky. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

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

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 11, 2023. Potential investors should also be aware of the following other potential conflicts of interest:

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

•

Our initial stockholders purchased founder shares prior to the date of the initial public offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of the initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL1	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Gary Teplis	Teplis Travel Altitude Acquisition Corp. II Altitude Acquisition Corp. III	Travel and tourism Travel and tourism Travel and tourism	Chief Executive Officer President and Chief Executive Officer, Director President and Chief Executive Officer, Director

Farris Griggs	Teplis Travel Altitude Acquisition Corp. II Altitude Acquisition Corp. III	Travel and tourism Travel and tourism Travel and tourism	Vice President of Finance Chief Financial Officer Chief Financial Officer

Warren Hosseinion	Nutex Health, Inc. Cardio Diagnostics, Inc.	Healthcare Biotechnology	Director and President Chairman

Hilton Sturisky	William Hill Bain & Company	Betting and gaming Management consulting	Chief Information Officer Senior Advisor

Michel Taride	Orfeo Advisors SAS. Next Gear Ventures Drake Star. C4 Ventures Knighthood Capital Partner Altitude Acquisition Corp. II Altitude Acquisition III.	Strategic Advisory Venture Fund. Investment Banking. Venture Fund. Strategic Advisory. Travel and Tourism Travel and Tourism	Managing Director Partner Senior Advisor Operating Partner Senior Advisor Director Nominee Director Nominee

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

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, our officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 11. Executive Compensation.

Other than consulting fees of $7,500 per month paid to Kevin Schubert, our former Chief Operating Officer, from August 15, 2022 until May 2022, $5,000 per month paid to Adeel Rouf, our former Senior Vice President of Corporate Finance, respectively, from August 15, 2020 to May 2022 and $45,000 due to Adeel Rouf at such time when we complete our business combination none of our executive officers or directors have received any cash compensation for services rendered to us. From December 10, 2020 through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2023 by:

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

The beneficial ownership of our common stock is based on 9,172,102 shares of common stock issued and outstanding as of March 23, 2023, consisting of 1,672,102 shares of Class A common stock and 7,500,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors and Executive Officers
Gary Teplis(2)	7,500,000	82%
Farris Griggs	—	—
Hilton Sturisky	—	—
Michel Taride	—	—
Warren Hosseinion	—	—

All executive officers and directors and director nominees as a group (nine individuals)	7,500,000	82%
Five Percent Stockholders
Altitude Acquisition Holdco LLC (our Sponsor)(2)	7,500,000	82%

(1)	The principal business address of each of the following entities or individuals is c/o Altitude Acquisition Corp., 400 Perimeter Center Terrace Suite 151 Atlanta, Georgia 30346.
(2)

Represents shares of Class B common stock held by Altitude Acquisition Holdco LLC, our Sponsor. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Mr. Teplis is the sole managing member of Altitude Acquisition Holdco LLC. Mr. Teplis has sole voting and investment discretion and sole dispositive power with respect to the common stock held of record by Altitude Acquisition Holdco LLC. Each of our officers and directors other than Mr. Teplis disclaims any beneficial ownership of any shares held by Altitude Acquisition Holdco LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

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

Related Party Loans

On August 12, 2020, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the initial public offering. As of December 11, 2020, the total amount borrowed under the Promissory Note was $275,000. The Promissory Note was repaid on December 16, 2020 and is no longer available to the Company.

On December 11, 2020, our Sponsor advanced us an aggregate amount of $634,447. We repaid the advance in full on December 16, 2020.

At December 31, 2022 and 2021, the Company owed the Sponsor or its affiliates $802,644 and $100,000 related to advances, respectively. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. At December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement

We entered into an agreement with an affiliate of our Sponsor whereby, commencing on December 9, 2020 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support.

We recognized an aggregate of $120,000, in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the years ended December 31, 2022 and 2021.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $40,560 and $76,735, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any other fees.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1) Financial Statements:
ALTITUDE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Altitude Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Altitude Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 11, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor
since
2020.
New York, New York
March 2
3
, 2023
PCAOB ID Number 100

F-6
5

ALTITUDE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets
Current Assets
Cash	$760	$43,054
Prepaid expenses	815	187,288

Total current assets	1,575	230,342
Cash and investments held in Trust Account	16,975,796	300,026,796

Total Assets	$16,977,371	$300,257,138

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable	$511,152	$174,803
Income tax payable	38,180	—
Advances from Sponsor	802,644	100,000
Due to related party	242,089	122,089

Total current liabilities	1,594,065	396,892
Warrant liability	1,383,449	13,449,283
Deferred legal fee	5,352,657	3,733,738
Deferred underwriting fee	10,500,000	10,500,000

Total Liabilities	18,830,171	28,079,913

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 1,672,102 and 30,000,000 shares subject to possible redemption at redemption value of $10.00 per share at December 31, 2022 and 2021, respectively	16,721,020	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized; and no non-redeemable shares issued and outstanding at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding at December 31, 2022 and 2021	750	750
Additional paid-in capital	251,866	—
Accumulated deficit	(18,826,436)	(27,823,525)

Total Stockholders’ Deficit	(18,573,820)	(27,822,775)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$16,977,371	$300,257,138

The accompanying notes are an integral part of these financial statements.

6

ALTITUDE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year ended December 31,	For the Year ended December 31,
	2022	2021
Operating costs	$3,339,747	$6,019,788

Loss from operations	(3,339,747)	(6,019,788)
Other income
Interest income	2	24
Interest income earned on Trust	654,735	26,714
Gain on settlement of payable	—	860,699
Change in fair value of warrants	12,065,834	20,358,180

Total other income	12,720,571	21,245,617
Income before provision for income taxes	9,380,824	15,225,829
Provision for income taxes	(38,180)	—

Net income	$9,342,644	$15,225,829

Basic and diluted weighted average shares outstanding, Class A common stock	4,560,022	30,000,000

Basic and diluted net income per share, Class A common stock	$0.77	$0.41

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.77	$0.41

The accompanying notes are an integral part of the financial statements.

F-
6
7

ALTITUDE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	7,500,000	$750	$—	$(43,049,354)	$(43,048,604)
Net income	—	—	—	—	—	15,225,829	15,225,829

Balance as of December 31, 2021	—	—	7,500,000	750	—	(27,823,525)	(27,822,775)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(345,555)	(345,555)
Contribution from CEO — Non-Redemption Agreements	—	—	—	—	251,866	—	251,866
Net inco m e	—	—	—	—	—	9,342,644	9,342,644

Balance as of December 31, 2022	—	$—	7,500,000	$750	$251,866	$(18,826,436)	$(18,573,820)

The accompanying notes are an integral part of the financial statements.

F-

ALTITUDE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$9,342,644	$15,225,829
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust	(654,735)	(26,714)
Gain on settlement of payable	—	(860,699)
Unrealized loss/(gain) on change in fair value of warrants	(12,065,834)	(20,358,180)
Change in current assets and current liabilities:
Prepaid expenses	186,473	447,223
Due to related party	120,000	119,204
Deferred legal fee s	1,618,919	4,594,437
Income tax payable	38,180	—
Advances from Sponsor	702,644	100,000
Accounts payable and accrued expenses	336,349	37,625

Net cash used in operating activities	(375,360)	(721,275)

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	81,200	—
Cash withdrawn from Trust Account in connection with redemption	283,624,535	—

Net cash provided by investing activities	283,705,735	—

Cash Flows from Financing Activities:
Contribution from CEO - Non Redemption Agreements	251,866	—
Redemptions of common stock	(283,624,535)	—

Net cash used in financing activities	(283,372,669)	—

Net Change in Cash	(42,294)	(721,275)
Cash—Beginning	43,054	764,329

Cash—Ending	$760	$43,054

Supplemental disclosure
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the financial statements.

F-

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Altitude Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on August 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

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

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

Liquidity and Going Concern
As of December 31, 2022, the Company had cash outside the Trust Account of $760 available for working capital needs, and a negative working capital of approximately $1.6 million.
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
At
December 31, 2022 and 2021, the Company owed the Sponsor or its affiliates $802,644 and $100,000 related to advances, respectively.
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
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update
(“ASU”)2014-15,
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

Company
has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.00

per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

or more future confirming events. The warrants liabilities are the Company’s most significant estimate. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have any cash equivalents.
Offering Costs
The Company complies with the requirements of
ASC340-10-S99-1
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
Cash and Investments held in Trust Account
As of December 31, 2022, there was $16,975,796 in cash held in the trust account.
As of December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds comprised of U.S. Treasury Bills.
On December 5, 2022, in order to mitigate the risk of being deemed an unregistered investment company, we instructed CST to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank deposit account. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 1,672,102 and 30,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
Income Taxes
The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 23,000,000 of the Company’s Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock.

	For the year ended December 31,		For the year ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,532,553	$5,810,091	$12,180,663	$3,045,166
Denominator:
Weighted-average shares outstanding	4,560,022	7,500,000	30,000,000	7,500,000

Basic and diluted net income per share	$0.77	$0.77	$0.41	$0.41

Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have
a

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

significant
adverse impact on the Company’s financial condition, results of operations, and cash flows. Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The fair value of the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. The fair value of the Public Warrants (as defined below) is classified as Level 1. See Note 9 for additional information on assets and liabilities measured at fair value.

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

Recent Accounting Standards
In
August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU
2020-06”),
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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
The
Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of December 31, 2022 and 2021, an additional fee of $10,500,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
All
of the 30,000,000
Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation and the extension of the Combination period, on June 14, 2022 and October 12, 2022, stockholders holding an aggregate o
f 24,944,949
and 3,382,949,
respectively, shares of the Company’s Class A common stock exercised their right to redeem their shares for approximatel
y $10.01
and $10.05, respectively, per share of the funds held in the Company’s trust account, total amount
$283,624,535.
The Class A common stock is recorded in accordance with in
ASC480-10-S99.
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

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
As
of December 31, 2022 and 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2021	$300,000,000
Class A common stock subject to possible redemption, December 31, 2021	300,000,000
Less:
Payment from Trust Account in connection with redemption of shares	(283,624,535)
Plus:
Accretion of carrying value to redemption value	345,555

Class A common stock subject to possible redemption, December 31, 2022	$16,721,020

Warrants
Each whole warrant will entitle the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any Founder Shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the

20
trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, and the $
18.00
per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price.
The warrants will become exercisable on the later of twelve months from the closing of the IPO or thirty days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

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
NOTE 4. PRIVATE PLACEMENT
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

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS
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
Administrative Support Agreement
The Company has agreed, commencing on the date of the securities of the Company are first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 and $120,000 of administrative service fee for year ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, due to related party includes amounts of $247,667 and $127,667, respectively, incurred under this arrangement.
Due to Related Party
As of December 31, 2022 and 2021, the Company had due to related party balances of $242,089 and $122,089, which consisted of $247,667 and $127,667 for the administrative service fees incurred (see above), net of $5,578 and $5,578 receivable from related party, respectively.
Advances from Sponsor
At December 31, 2022 and 2021, the Company owed the Sponsor or its affiliates $802,644 and $100,000 related to advances, respectively.

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

Promissory Note — Related Party
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $
300,000

to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note as of December 31, 2022 and 2021 and is no longer available to the company.
Non-Redemption
Agreements
Prior to the June Special Meeting, on June 9, 2022, we entered the June
Non-Redemption
Agreements with the June
Non-Redeeming
Stockholders holding an aggregate of
1,250,000 shares of Class A common stock. Pursuant to the June
Non-Redemption
Agreements, the June
Non-Redeeming
Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the
Non-Redemption
Agreements in connection with the June Extension Amendment Proposal, (b) vote all of their Shares in favor of the June Extension Amendment Proposal and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the June
Non-Redemption
Agreements) any of their shares until the earlier of October 11, 2022 and consummation of the Termination Date.
In connection with the June
Non-Redemption
Agreements, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to each June
Non-Redeeming
Stockholder $0.033
per share in cash per month through the Termination Date as a result
Gary Teplis contributed
a total of $184,929 as part of the executed June Non-Redemption Agreements.
Prior to the October Special Meeting, on October 5, 2022, we entered into the October
Non-Redemption
Agreement with the October
Non-Redeeming
Stockholder holding an aggregate of 223,124 shares of Class A common stock, par value $0.0001, of the Company. Pursuant to the October
Non-Redemption
Agreement, the October
Non-Redeeming
Stockholder agreed to (a) not redeem the shares in connection with the October Extension Amendment Proposal and (b) vote all of its shares in favor of the October Extension Amendment Proposal.
In connection with the October
Non-Redemption
Agreement, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to the October
Non-Redeeming
Stockholder $0.05 per Share per month through
April 11, 2023, in a single cash payment within 45
days from the date of the October
Non-Redemption
Agreement as a result
Gary Teplis contributed
a total $
66,937
as part of the executed October Non-Redemption Agreements.
Related Party Loans
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
such

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

Working
Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, no Working Capital Loans were outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
R
isks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or the completion of a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e.
non-U.S.)
corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

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
Letter of Intent
On December 9, 2022, we entered into a non-binding letter of intent (“LOI”) for a business combination with the Target. The Target, a leader in its medical device field with a product that is commercially available and approved for use in over 30 countries, seeks additional expansion in the U.S. and globally.
Under the terms of the LOI, Altitude and the Target would be become a combined entity, with the Target’s existing equity holders rolling 100% of their equity into the combined public company. The proposed transaction values the Target at an enterprise value of $480 million and calls for the combined company to have at least $30 million in net cash at the time of closing. Altitude expects to announce additional details regarding the proposed business combination when a definitive merger agreement is executed, which is expected in the first quarter of 2023.
Completion of a business combination with the Target is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein and approval of the transaction by the board and stockholders of both Altitude and the Target. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
 — The
Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 1,672,102 and 30,000,000 shares of Class A common stock subject to redemption, which are included in temporary equity,
respectively.
Class
 B Common Stock
 — The
Company is authorized to issue a total of
20,000,000
shares of Class B common stock at par value of $
0.0001
each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, as of December 31, 2022 and 2021, there were
7,500,000
shares of Class B common stock issued and
outstanding.

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

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
NOTE 8. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Organizational costs/startup expenses	$1,892,241	$1,234,633
Federal net operating loss	—	57,315

Total deferred tax assets	1,892,241	1,291,948
Valuation allowance	(1,892,241)	(1,291,948)
Deferred tax assets, net of allowance	$—	$—

F-8
4

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

The
income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$38,180	$—
Deferred	(600,293)	(1,291,948)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	600,293	1,291,948
Income tax provision	$38,180	$—

As of December 31, 2022 and 2021, the Company has $0 and $272,928 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was
$600,293. For the year ended December 31, 2021, the change in the valuation allowance was $1,291,948.
Reconciliations of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(27.0)%	(29.3)%
Change in valuation allowance	6.4%	8.5%
Other	0.0%	(0.2)%

Income tax provision	0.4%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
The provision for income taxes for the year ended December 31, 2022 was $38,180. The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021.

F-8
5

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability—Public Warrants	$877,500	$877,500	$—	$—
Warrant Liability—Private Placement Warrants	505,949	—	—	505,949
	$1,383,449	$877,500	$—	$505,949

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds held in Trust Account	$300,026,796	$300,026,796	$—	$—
Liabilities:
Warrant Liability—Public Warrants	$8,626,500	$8,626,500	$—	$—
Warrant Liability—Private Placement Warrants	4,822,783	—	—	4,822,783
	$13,449,283	$8,626,500	$—	$4,822,783

The measurement of the Public Warrants at December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2022 and 2021, the aggregate value of Public Warrants was $877,500 and $8,626,500, respectively.
The estimated fair value of the Private Placement Warrants on December 31, 2022 and 2021 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022:

Input

Expected term (years)	1.15
Expected volatility	7.9%
Risk-free interest rate	4.68%
Exercise price	$11.50
Fair value of the common stock price	$9.92

F-8
6

Altitude Acquisition Corp.
Note to Financial Statements
December 31, 2022

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
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,822,783
Change in fair value	(4,316,834)

Fair value as of December 31, 2022	$505,949

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$33,807,463
Transfer out of public warrants from Level 3 to Level 1	(8,626,500)
Change in fair value	(20,358,180)

Fair value as of December 31, 2021	$4,822,783

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after December 31, 2022 date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On January 9, 2023, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan of compliance within 45 calendar days of receipt of the notice, which was accepted by Nasdaq who granted the Company until April 11th to hold the annual meeting.

F-8
7

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on the From 8-K (File No. 001-39772), filed with the SEC on June 14, 2022)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on the From 8-K (File No. 001-39772), filed with the SEC on October 12, 2022)

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on November 30, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of December 8, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

4.5*	Description of Securities

10.1	Letter Agreement, dated as of December 8, 2020, by and among the Company, its executive officers, its directors and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.2	Investment Management Trust Agreement, dated as of December 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

Exhibit Number	Description

10.3	Registration Rights Agreement, dated December 8, 2020, by and among the Company, Altitude Acquisition Holdco LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.5	Administrative Services Agreement, dated as of December 8, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on December 11, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-249071), filed with the SEC on October 8, 2020).

10.7	Promissory Note, dated August 12, 2020, issued to Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

10.8	Securities Subscription Agreement, dated as on August 12, 2020, by and between the Company and Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249071), filed with the SEC on September 25, 2020).

10.9	Form of Non-Redemption Agreement, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on June 9 ,2022)

10.10	Form of Non-Redemption Agreement, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39772), filed with the SEC on October 5 ,2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-249071) filed with the Securities and Exchange Commission on October 8, 2020).

24	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2023	ALTITUDE ACQUISITION CORP.

	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: President, Chief Executive Officer and Director

/s/ Gary Teplis Gary Teplis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/s/ Farris Griggs Farris Griggs	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023

/s/ Warren Hosseinion Warren Hosseinion	Director	March 23, 2023

/s/ Hilton Sturisky Hilton Sturisky	Director	March 23, 2023

/s/ Michel Taride Michel Taride	Director	March 23, 2023