Form 10-Q
period 2023-03-31
Altitude Acquisition Corp.
filed 2023-05-15
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

(800)950-2950
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ALTUU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ALTU	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an initial exercise price of $11.50 per share	ALTUW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May 15, 2023, there were 8,834,645 shares of the registrant’s Class A common stock, par value $0.0001 per share, and zero shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.

Quarterly Report on

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$31,467	$760
Prepaid expenses	54,131	815

Total current assets	85,598	1,575
Cash held in Trust Account	16,851,596	16,975,796

Total Assets	$16,937,194	$16,977,371

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$983,423	$511,152
Income taxes payable	38,180	38,180
Advances from Sponsor	869,044	802,644
Promissory Note – Related Party	135,000	—
Due to related party, net	—	242,089

Total current liabilities	2,025,647	1,594,065
Warrant liability	1,213,014	1,383,449
Deferred legal fee	6,257,979	5,352,657
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	19,996,640	18,830,171

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 1,672,102 shares subject to possible redemption at redemption value of $10.00 per share at March 31, 2023 and December 31, 2022	16,721,020	16,721,020
Stockholders’ deficit:
Preferred stock, $ 0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized; and non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 7,500,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	750	750
Additional paid-in capital	493,955	251,866
Accumulated deficit	(20,275,171)	(18,826,436)

Total stockholders’ deficit	(19,780,466)	(18,573,820)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$16,937,194	$16,977,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$1,619,190	$928,218

Loss from operations	(1,619,190)	(928,218)
Other income
Interest income	20	1
Interest income earned on Trust	—	7,600
Unrealized gain on change in fair value of warrants	170,435	9,537,808

Total other income	170,455	9,545,409

(Loss) Income before income tax provision	(1,448,735)	8,617,191
Income tax provision	—	—

Net (loss) income	$(1,448,735)	$8,617,191

Basic and diluted weighted average shares outstanding, Class A common stock	1,672,102	30,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.16)	$0.23

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.16)	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	7,500,000	$750	$251,866	$(18,826,436)	$(18,573,820)
Sponsor administrative agreement waiver	—	—	—	—	242,089	—	242,089
Net loss	—	—	—	—	—	(1,448,735)	(1,448,735)

Balance as of March 31, 2023 (unaudited)	—	$—	7,500,000	$750	$493,955	$(20,275,171)	$(19,780,466)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(27,823,525)	$(27,822,775)
Net income	—	—	—	—	—	8,617,191	8,617,191

Balance as of March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,206,334)	$(19,205,584)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,448,735)	$8,617,191
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on Trust	—	(7,600)
Unrealized gain on change in fair value of warrants	(170,435)	(9,537,808)
Changes in current assets and current liabilities:
Prepaid expenses	(53,316)	42,055
Due to related party, net	—	30,000
Deferred legal fee	905,322	510,020
Income taxes payable	—	—
Advances from Sponsor	66,400	350,000
Accounts payable and accrued expenses	472,271	(23,941)

Net cash used in operating activities	(228,493)	(20,083)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	124,200	—

Net cash provided by investing activities	124,200	—

Cash Flows from Financing Activities:
Proceeds from Promissory note – related party	135,000	—

Net cash provided by financing activities	135,000	—
Net Change in Cash	30,707	(20,083)
Cash-Beginning	760	43,054

Cash-Ending	$31,467	$22,971

Supplemental Disclosure of Non-cash Financing Activities:
Waived Administrative Support Fee	$242,089	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
 The Company has two wholly-owned subsidiaries that were created on March 30, 2023, Altitude Merger Sub I, Inc., a Delaware corporation (“Merger Sub 1”) and Altitude Merger Sub I
I, LLC, a D
elaware limited liability company (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”).
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”
) de
scribed below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company generated non-operating income in the form of interest income on investments held in Trust from the proceeds derived from the IPO through December 31, 2022 and recognizes changes in the fair value of warrant liability as other income (expense).
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
Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement (the “Private Placement”) to the Company’s Sponsor, generating gross proceeds to the Company of $8,000,000, which is described in Note 4.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (“Charter”), and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within a specified time period (the “Combination Period”) following the closing of the IPO.
On June 10, 2022, the Company’s stockholders approved an amendment to the Company’s Charter to extend the Combination Period from June 11, 2022 to October 11, 2022. In connection with the amendment to the Charter, stockholders holding an aggregate of 24,944,949 Public Shares exercised their right to redeem their shares for approximately $10.01 per share of the funds held in the Trust Account totaling $249,614,847.
On June 16, 2022, pursuant to the Investment Management Trust Agreement dated as of December 8, 2020 (“Trust Agreement”) between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.
On October 6, 2022, the Company’s stockholders approved a second amendment to the Charter to extend the Combination Period from October 11, 2022 to April 11, 2023. In connection with the amendment to the Charter, stockholders holding an aggregate of 3,382,949 Public Shares exercised their right to redeem their shares for approximately $10.05 per share of the funds held in the Trust Account totaling $34,009,688.
On April 7, 2023, the Company’s stockholders approved a third amendment to the Company’s Charter to give the Company’s board of directors (“Board”) the right to extend the Combination Period, without further stockholder vote, monthly, up to eight times for an additional one month each time, from April 11, 2023 up to December 11, 2023 (each, a “Monthly Extension”). Additionally, the Company’s stockholders approved amendments to the Charter to provide for a the right of a holder of Class B common stock of the Company, par value $0.001 per share (“Class B common stock”), to convert its shares of Class B common stock into shares of Class A common stock of the Company, par value $0.001 per share (“Class A common stock”), on a one-to-one basis
at any time and from time to time at the election of the holder and to delete the limitation that the Company shall not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,0001 following such redemptions and the limitation that the Company shall not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. The Company’s stockholders also re-elected
Hilton Sturisky as a Class I director for a three year term. In connection with the extension of the Combination Period, stockholders holding an aggregate of 337,457 Public Shares exercised their right to redeem their shares for approximately $10.08 per share of the funds held in the Trust Account, leaving approximately $13,460,674 in cash in the Trust Account after satisfaction of such redemptions.

Initial Business Combination
The Charter provides the Company’s public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The shares of Class A common stock subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with an initial Business Combination only if such initial Business Combination is approved by the affirmative vote of the holders of a majority of the shares of the Common Stock that are voted at a stockholder meeting held to consider such initial Business Combination. The Company has until
June
 11, 2023 to consummate a Business Combination (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extension). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.
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
Liquidity and Going Concern
As of March 31, 2023, the Company had cash outside the Trust Account of $31,467 available for working capital needs, and a negative working capital of approximately $1.9 million.
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
At March 31, 2023, the Company owed the Sponsor or its affiliates $869,044 in advances and $135,000 in promissory notes and as of December 31, 2022, $802,644 related to these advances, respectively.
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

In addition, the Company has until
June
 11, 2023, to consummate a Business Combination (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extension). If the Company is unable to complete a Business Combination prior to April 11, 2023, (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extension) the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less up to $
100,000
of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 11, 2023, the scheduled liquidation date of the Company (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extension). These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which were formed on March 30, 2023. All significant intercompany balances and transactions have been eliminated in consolid ation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Form
10-K
filed by the Company with the SEC on March 23, 20
23.
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
consolidated

financial statements with other public companies that are neither emerging growth companies nor emerging growth companies that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those esti mates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.
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
Cash held in Trust Account
As of March 31, 2023 and December 31, 2022, there was $16,851,596 and $16,975,796 in cash held in the Trust Account
, respectively
.
On December 5, 2022, in order to mitigate the risk of being deemed an unregistered investment company, the Company instructed CST to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in an interest-bearing bank deposit account. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 1,672,102 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated
balance sheets.

Income Taxes
The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated
financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023, and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.00% for the three months ended March 31, 2023, and 0.00% for the three months ended March 31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated
financial statements and prescribes a recognition threshold and measurement process for consolidated
financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net (Loss) Income Per Common Share
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 23,000,000 of the Company’s Class A common stock in the calculation of diluted (loss) income per share, since their exercise is contingent upon future events. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per share of common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock.

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(264,109)	$(1,184,626)	$6,893,753	$1,723,438
Denominator:
Weighted-average shares outstanding	1,672,102	7,500,000	30,000,000	7,500,000

Basic and diluted net (loss) income per share	$(0.16)	$(0.16)	$0.23	$0.23
Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date. The Company has determined that the warrants are a derivative instrument. FASB ASC
470-20,
Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and Public Warrants, using the residual method by allocating IPO proceeds first to fair value of the Public Warrants and then the Class A common sto
ck.

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
The fair value of the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. The fair value of the Public Warrants (as defined below) is classified as Level 1. See Note 8 for additional information on assets and liabilities measured at fair value.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial state ments.

NOTE 3. INITIAL PUBLIC OFFERING
On December 11, 2020, the Company sold 30,000,000 Units, including 3,900,000 Units issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-half
of one warrant (the “Public Warrants”) to purchase one share of Class A common stock. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of March 31, 2023 and December 31, 2022, an additional fee of $10,500,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
All of the 30,000,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. In connection with the amendment to the Company’s Amended and Restated Certificate of Incorporation and the extension of the Combination period, on June 14, 2022 and October 12, 2022, stockholders holding an aggregate of 24,944,949 and 3,382,949, respectively, shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.01 and $10.05, respectively, per share of the funds held in the Company’s Trust Account, total amount $283,624,535.
The Class A common stock is recorded in accordance with
inASC480-10-S99.
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
capital and accumulated deficit.
As of March 31, 2023 and December 31, 2022, the common stock reflected on the condensed consolidated
balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Payment from Trust Account in connection with redemption of shares	(283,624,535)
Plus:
Accretion of carrying value to redemption value	36,301,925

Class A common stock subject to possible redemption, December 31, 2022	16,721,020

Class A common stock subject to possible redemption, March 31, 2023	$16,721,020

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
Once the warrants become exercisable, the Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption(the“30-dayredemptionperiod”) to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days withina30-tradingdayperiod ending three business days before the Company send the notice of redemption to the warrant holders.

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
The Sponsor has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants for an aggregate purchase price of $8,000,000, or $1.00 per Private Placement Warrant (see Note 4).
Administrative Support Agreement
The Company has agreed, commencing on the date of the securities of the Company were first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the quarter of March 31, 2023, the Sponsor agreed to waive the company’s payment obligation under the administrative support agreement and therefore has recognized contribution from Sponsor of $247,667.
Due from/to Related Party
As of December 31, 2022, the Company had due to related party balance of $242,089, which consisted of $247,667 for the administrative service fees incurred, net of $5,578 receivable from related party. During the quarter of March 31, 2023, the administrative service fee and receivable from related party was waived. As of March 31, 2023, there is no balance due from/to related party.

Advances from Sponsor
At March 31, 2023 and December 31, 2022, the Company owed the Sponsor or its affiliates $869,044 and $802,644 related to advances, respectively.
Promissory Note — Related Party
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note as of March 31, 2023 and December 31, 2022.
During the quarter ended March 31, 2023, the Sponsor advanced $135,000 to the Company. On April 25, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor in connection with the advances made during the three months period ended March 31, 2023. Pursuant to the Promissory Note, the Sponsor loaned the Company an aggregate principal amount of $135,000 for working capital purposes. The Promissory Note is non-interest
bearing,
non-convertible
and payable on the earlier of the date on which the Company consummates its initial business combination or the liquidation of the Company.
Non-Redemption
Agreements
Prior to the stockholder meeting at which we sought stockholder approval to extend the Combination Period from June 11, 2022 to October 11, 2022, on June 9, 2022, we entered non-redemption
agreements (“June
Non-Redemption
Agreements”) with certain of our existing stockholders (“June
Non-Redeeming
Stockholders”) holding an aggregate of 1,250,000 shares of Class A common stock. Pursuant to the June
Non-Redemption
Agreements, the June
Non-Redeeming
Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the June
Non-Redemption
Agreements in connection with the extension, (b) vote all of their shares in favor of the extension and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the June
Non-Redemption
Agreements) any of their shares until the earlier of October 11, 2022 and consummation of the Company’s initial business combination.
In connection with the June
Non-Redemption
Agreements, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to each June
Non-Redeeming
Stockholder $0.033 per share in cash per month through October 11, 2022, and as a result Gary Teplis contributed a total of $184,929 as part of the executed June
Non-Redemption
Agreements.
Prior to the stockholder meeting at which we sought stockholder approval to extend the Combination Period from October 11, 2022 to April 11, 2023, on October 5, 2022, we entered into a non-redemption
agreement (“October
Non-Redemption
Agreement”) with an existing stockholder (“October
Non-Redeeming
Stockholder”) holding an aggregate of 223,124 shares of Class A common stock. Pursuant to the October
Non-Redemption
Agreement, the October
Non-Redeeming
Stockholder agreed to (a) not redeem the shares in connection with the extension and (b) vote all of its shares in favor of the extension.
In connection with the October
Non-Redemption
Agreement, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to the October
Non-Redeeming
Stockholder $0.05 per share per month through
June
 11, 2023, in a single cash payment within 45 days from the date of the October
Non-Redemption
Agreement, and as a result Gary Teplis contributed a total $66,937 as part of the executed October
Non-Redemption
Agreement.
Related Party Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES
R
isks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or the completion of a Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The consolidated balance sheets do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were 1,672,102 shares of Class A common stock subject to redemption, which are included in temporary equity.
Class
 B Common Stock
 — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, as of March 31, 2023 and December 31, 2022, there were7,500,000 shares of Class B common stock issued and outstanding.
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
On April 7, 2023, pursuant to the terms of the Charter, Sponsor, the holder of an aggregate of 7,500,000 shares of Class B common stock, elected to convert each outstanding share of Class B common stock held by it on a one-for-one
basis into shares of Class A common stock, with immediate effect.
(
See Note 9
)
.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability—Public Warrants	$768,000	$768,000	$—	$—
Warrant Liability—Private Placement Warrants	$445,014	—	—	445,014

	$1,213,014	$768,000	$—	$445,014

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability—Public Warrants	$877,500	$877,500	$—	$—
Warrant Liability—Private Placement Warrants	$505,949	—	—	505,949

	$1,383,449	$877,500	$—	$505,949

The measurement of the Public Warrants at March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2023 and December 31, 2022, the aggregate value of Public Warrants was $768,000 and $877,500, respectively.
The estimated fair value of the Private Placement Warrants on March 31, 2023 and December 31, 2022 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2023:

Input	March 31, 2023
Expected term (years)	5.97
Expected volatility	7.1%
Risk-free interest rate	4.66%
Exercise price	$11.50
Fair value of the common stock price	$10.18
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022:

Input	December 31, 2022
Expected term (years)	1.15
Expected volatility	7.9%
Risk-free interest rate	4.68%
Exercise price	$11.50
Fair value of the common stock price	$9.92
The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2023:

Warrant Liability
Fair value as of December 31, 2022	$505,949
Change in fair value	(60,935)

Fair value as of March 31, 2023	$445,014

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,822,783
Change in fair value	(3,428,308)

Fair value as of March 31, 2022	1,394,475

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet dates, up to the date on which the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
Charter Amendment
On April 7, 2023, the Company held an annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved several proposals to amend the Company’s Charter to (i) permit the Board to extend the date by which the Company must complete a Business Combination from April 11, 2023 monthly up to eight (8) times for an additional one month each time, up to December 11, 2023, (ii) provide for a the right of a holder of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one
basis at any time and from time to time at the election of the holder and (iii) delete (a) the limitation that the Company shall not consummate a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions and (b) the limitation that the Company shall not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. The Company’s stockholders also re-elected
Hilton Sturisky as a Class I director for a three year term.
In connection with the Annual Meeting, stockholders holding an aggregate of 337,457 Public Shares exercised their right to redeem their shares for approximately $10.08 per share of the funds held in the Trust Account, leaving approximately $13,460,674 in cash in the Trust Account after satisfaction of such redemptions.
Conversion of Class B Common Stock
On April 7, 2023, pursuant to the terms of the Charter, as amended, the Sponsor, the holder of an aggregate of 7,500,000 shares of Class B common stock, elected to convert each outstanding share of Class B common stock held by it on a one-for-one
basis into shares of Class A common stock, with immediate effect. Following such conversion, as of April 7, 2023, the Company had an aggregate of 8,834,645 shares of Class A common stock issued and outstanding and 0 shares of Class B common stock issued and outstanding.
Business Combination Agreement
On April 23, 2023, the Company, entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Altitude Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Altitude (“Merger Sub”), Altitude Merger Sub II, LLC a Delaware limited liability company and a direct wholly owned subsidiary of Altitude (“Merger Sub II” and together with Merger Sub, the “Merger Subs”) Picard Medical, Inc., a Delaware corporation (“Picard”) and Hunniwell Picard I, LLC, solely in its capacity as the representative, agent and attorney-in-fact
of the security holders of Picard. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Picard (the “First Merger”), with Picard surviving as a wholly-owned subsidiary of the Company (the “Surviving Corporation
”).
Immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and Merger Sub II, with Merger Sub II surviving as the surviving entity (the “Surviving Entity”, and such merger, the “Second Merger” and, together with the First Merger, the “Mergers”). Upon the closing of the Mergers (the “Closing”), it is anticipated that the Company will change its name to “Picard Medical Holdings, Inc.” and is referred to herein as “New Picard” as of the time following such change of name. The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”
Prior to the First Merger, each issued and outstanding share of Picard’s preferred stock, par value $0.0001 per share (“Picard Preferred Stock”), shall automatically convert into one (1) share of common stock of the Picard, par value $0.001 per share (“Picard Common Stock”). Each of Picard’s convertible notes that are outstanding prior to the First Merger, if any, will convert prior to the First Merger into shares of Picard Common Stock in accordance with the terms of such convertible notes. Each share of Picard Common Stock held by a Picard securityholder immediately prior to the First Effective Time (including shares issued upon conversion of Picard Preferred Stock and convertible notes, but not including dissenting shares) shall be automatically cancelled and converted into the right to receive a pro rata portion of an aggregate of 48,000,000 shares of common stock of New Picard, par value $0.001 per share (“New Picard Common Stock”), and an aggregate of 6,500,000 warrants to purchase shares of New Picard Common Stock at an initial exercise price of $11.50 per share (“New Picard Warrants”), plus up to an additional 6,500,000 New Picard Warrants if certain earnout conditions are satisfied (the “Earnout Warrants”). Each of Picard’s options that are outstanding and unexercised prior to the First Merger will be assumed by New Picard and converted into a New Picard option with the same terms and conditions. Each of Picard’s warrants that are outstanding and unexercised prior to the First Merger, whether or not then vested or exercisable, will be assumed by New Picard and will be converted into a warrant to acquire shares of New Picard Common Stock and will be subject to the same terms and conditions that applied to the Picard warrant immediately prior to the First Merger.

The Earnout Warrants will be held in escrow following the Closing and will be released to the Picard securityholders if, at any time during the five (5) year period following the Closing, the dollar volume-weighted average price (“VWAP”) of New Picard Common Stock for any 20 trading days within any 30 trading day period is greater than $12.50.
At the Closing, New Picard will issue 100,000 shares of New Picard Common Stock and 30,000 New Picard Warrants to certain service providers of Altitude.

Sponsor Support Agreement
In connection with the execution of the Business Combination Agreement, on April 23, 2023, the Sponsor entered into a support agreement with the Company and Picard (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, Sponsor agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of the common stock of the Company held by the Sponsor in favor of (i) the approval and adoption of the Mergers; (ii) adoption and approval of the an amended and restated certificate of incorporation of New Picard (the “New Picard Certificate of Incorporation”), in a form to be mutually agreed to by the Company and Picard, which shall provide for, among other things, the change of the name of the Company to “Picard Medical Holdings, Inc.”; (iii) approval of New Picard’s equity incentive plan; (iv) approval of the issuance of shares under applicable Nasdaq listing rules; (v) approval to adjourn the Company’s stockholder meeting, if necessary; and (vi) approval to obtain any and all other approvals necessary or advisable to effect the consummation of the Mergers as determined by the company (the proposals set forth in the forgoing clauses (i) through (vi) collectively, the “Company Proposals”); and (vii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement and the approval of the Company Proposals. In addition, the Sponsor Support Agreement prohibits the Sponsor from, among other things, selling, assigning or transferring or redeeming any Class A common stock held by it. In addition, the Sponsor Support Agreement provides that the Sponsor will, in connection with the Closing (x) forfeit an aggregate amount of up to 4,500,000 shares of Class A common stock held by the Sponsor immediately prior to the Closing, with such number of forfeited shares to be reduced by 20,000 shares for each $1,000,000 by which the proceeds of the Closing Offering (as defined in the Business Combination Agreement) plus the funds remaining in the Company’s Trust Account (after giving effect to redemptions and any financial incentives or discounts given to incentivize non-redemption
and the repayment of any outstanding debt to the Sponsor) together with the proceeds from any Picard Financing, exceeds $38,000,000, (y) forfeit 6,500,000 warrants of the Company, each whole warrant exercisable for one Company Class A Share at an initial exercise price of $11.50 per share (the “Company Warrants”) held by Sponsor immediately prior to the Closing, and (z) deposit with Continental Stock Transfer & Trust Company, acting as escrow agent, 1,250,000 shares of Class A common stock (the “Sponsor Earnout Shares”) and 1,000,000 Company Warrants (the “Sponsor Earnout Warrants” and together with the Sponsor Earnout Shares, the “Sponsor Earnout Securities”). The Sponsor Earnout Securities will be released to the Sponsor upon achievement of the following milestones at any time during the five year period following the Closing: (i) 500,000 Sponsor Earnout Shares will be released if the VWAP of New Picard Common Stock is equal to or greater than $12.50 for any 20 trading days within any 30 trading day period, (ii) 250,000 Sponsor Earnout Shares and 1,000,000 Earnout Warrants will be released upon the closing of the acquisition by the Company or New Picard, as applicable, of at least 10,000,000 Company Warrants or New Picard Warrants, as applicable, from public investors, and (iii) 750,000 Sponsor Earnout Shares will be released upon the release of the Sponsor Earnout Shares and Sponsor Earnout Warrants pursuant to both (i) and (ii) of this paragraph. Any Sponsor Earnout Securities that have not been released from escrow on the date that is five years after the Closing shall be forfeited.
Picard Support Agreements
In connection with the execution of the Business Combination Agreement, on April 23, 2023, certain Picard stockholders holding an aggregate of approximately 90% of the outstanding Picard equity, on an as-converted
to Picard Common Stock basis, and 100% of the outstanding Picard Preferred Stock (together, the “Picard Supporting Stockholders”) entered into support agreements with the Company and Picard (the “Picard Support Agreements”). Under the Picard Support Agreements, each Picard Supporting Stockholder agreed that, following the SEC declaring effective the Registration Statement, to execute and deliver a written consent with respect to the outstanding shares of Picard Common Stock and Picard Preferred Stock held by such Picard Supporting Stockholder (the “Subject Picard Shares”) approving the Business Combination Agreement and the transactions contemplated thereby. In addition to the foregoing, each Picard Supporting Stockholder agreed that at any meeting of the holders of Picard capital stock, each such Picard Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Picard Shares to be voted (i) to approve and adopt the Business Combination Agreement and the transactions contemplated thereby, including the Mergers; (ii) against any (A) any merger, consolidation, share exchange, business combination or other similar transaction or (B) any sale, lease, exchange, transfer or other disposition of all or a material portion of the assets of Picard (a “Alternative Proposal”); and (iii) against any amendment of the certificate of incorporation, or bylaws of Picard or proposal or transaction that would impede or frustrate the provisions of the Picard Support Agreements, the Business Combination Agreement or the transactions contemplated thereby. In addition, the Picard Support Agreements prohibit the Picard Supporting Stockholders from, among other things, (i) transferring any of the Subject Picard Shares; (ii) entering into (a) any option, warrant, purchase right, or other contact that would require the Picard Support Stockholders to transfer the Subject Picard Shares, or (b) any voting trust, proxy or other contract with respect to the voting or transfer of the Subject Picard Shares; or (iii) or taking any action in furtherance of the forgoing.
The Picard Support Agreement provides that the Picard Supporting Stockholders will not directly or indirectly, (i) solicit, initiate or knowingly encourage or facilitate any inquiry, proposal, or offer which constitutes, or could reasonably be expected to lead to, an Alternative Proposal in their capacity as such, (ii) participate in any discussions or negotiations regarding, or furnish or receive any nonpublic information relating to the Picard or its subsidiaries, in connection with any Alternative Proposal, (iii) approve or recommend, or make any public statement approving or recommending an Alternative Proposal, (iv) enter into any letter of intent, merger agreement or similar agreement providing for an Alternative Proposal, (v) make, or in any manner participate in a “solicitation” (as such term is used in the rules of the SEC) of proxies or powers of attorney or similar rights to vote, or seek to advise or influence with respect to voting of the Picard capital stock intending to facilitate any Alternative Proposal or cause any holder of shares of Picard capital stock not to vote to adopt the Business Combination Agreement and approve the Mergers and the other transactions contemplated thereby, (vi) become a member of a “group” (as such term is defined in Section 13(d) of the Exchange Act) with respect to any voting securities of Picard that takes any action in support of an Alternative Proposal or (vii) otherwise resolve or agree to do any of the foregoing.
Picard’s Supporting Stockholders each also irrevocably waived, and agreed not to exercise or assert, any dissenters’ or appraisal rights under Delaware law in connection with the Mergers and the Business Combination Agreement.

Other Agreements
The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the agreements described below.
Registration Rights Agreement
In connection with the Closing, the Company, Picard, and certain of their respective stockholders will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, New Picard will be required to register for resale securities held by the stockholders party thereto. In addition, the holders will have certain demand and “piggyback” registration rights. New Picard will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.
Lock-Up Agreement
In connection with the Closing, the Company and certain record and/or beneficial owner of equity securities of Picard (“Holders”) will enter into a lock-up agreement
(the
“Lock-Up Agreement”).
Pursuant to
the Lock-Up Agreement,
the Holders will agree, subject to customary exceptions, not to transfer (a) any shares of New Picard Common Stock received by them as consideration in the Mergers (the
“Lock-Up Shares”)
for the period ending on the earliest of (x) the date this is one (1) year following the Closing Date, (y) the date on which the closing price of shares of New Picard Common Stock on Nasdaq equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for twenty (20) of any thirty (30) consecutive trading days commencing at least 150 days after the Closing, and (z) the date on which New Picard completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in all of New Picard’s stockholders having the right to exchange their shares of New Picard Common Stock for cash, securities or other property and (b) any warrants of received as consideration in the Mergers (including the Earnout Warrants) for a period of 30 days after Closing.
Promissory Note
On April 25, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor loaned the Company an aggregate principal amount of $135,000 for working capital purposes. The Promissory Note is non-interest
bearing,
non-convertible
and payable on the earlier of the date on which the Company consummates its initial business combination or the liquidation of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Altitude Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

On December 11, 2020, we consummated our initial public offering of 30,000,000 units, including 3,900,000 units issued to the underwriters based on a partial exercise of their over-allotment option. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300 million. Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 8,000,000 warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $8 million. Prior to the consummation of the initial public offering, on August 12, 2020, we issued an aggregate of 8,625,000 shares of our Class B common stock (“Founder Shares”) to our Sponsor for an aggregate purchase price of $25,000 in cash. On November 30, 2020, our Sponsor surrendered an aggregate of 1,437,500 Founder Shares to us for no consideration, resulting in our Sponsor holding an aggregate of 7,503,750 Founder Shares. On December 11, 2020 the underwriters partially exercised their over-allotment option, and as a result, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. Accordingly, this resulted in our Sponsor holding an aggregate of 7,500,000 Founder Shares.

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

As of March 31, 2023 and December 31, 2022, there was $16,851,596 and $16,975,796 in cash held in the Trust Account.

On June 10, 2022, we held a special meeting of stockholders. At the special meeting, the Company’s stockholders approved an amendment to the Company’s Charter to extend the date by which the Company must complete its initial business combination from June 11, 2022 to October 11, 2022. In connection with the extension, stockholders holding an aggregate of 24,944,949 Public Shares exercised their right to redeem their shares for approximately $10.01 per share of the funds held in the Trust Account, leaving approximately $50,600,000 in cash in the Trust Account after satisfaction of such redemptions.

Prior to the June special meeting, on June 9, 2022, we entered into non redemption agreements (“June Non-Redemption Agreements”) with certain of our existing stockholders (“June Non-Redeeming Stockholders”) holding an aggregate of 1,250,000 shares of Class A common stock. Pursuant to the June Non-Redemption Agreements, the June Non-Redeeming Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the Non-Redemption Agreements in connection with the extension, (b) vote all of their shares in favor of the extension and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the June Non-Redemption Agreements) any of their shares until the earlier of October 11, 2022 and consummation of the Company’s initial business combination.

In connection with the June Non-Redemption Agreements, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to each June Non-Redeeming Stockholder $0.033 per share in cash per month through October 11, 2022, and as a result Gary Teplis contributed a total of $184,929 as part of the executed June Non-Redemption Agreements.

On October 6, 2022, we held a special meeting of stockholders. At the special meeting, the Company’s stockholders approved a second amendment to the Charter to extend the date by which the Company must complete a business combination from October 11, 2022 to April 11, 2023. In connection with the special meeting, stockholders holding an aggregate of 3,382,949 Public Shares exercised their right to redeem their shares for approximately $10.05 per share of the funds held in the Trust Account, leaving approximately $16,810,087 in cash in the Trust Account after satisfaction of such redemptions.

Prior to the October special meeting, on October 5, 2022, we entered into a non-redemption agreement (“October Non-Redemption Agreement”) with one of our existing stockholders (“October Non-Redeeming Stockholder”) holding an aggregate of 223,124 shares of Class A common stock. Pursuant to the October Non-Redemption Agreement, the October Non-Redeeming Stockholder agreed to (a) not redeem the shares in connection with the extension and (b) vote all of its shares in favor of the extension.

In connection with the October Non-Redemption Agreement, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to the October Non-Redeeming Stockholder $0.05 per share per month through April 11, 2023, in a single cash payment within 45 days from the date of the October Non-Redemption Agreement and as a result Gary Teplis contributed a total $66,937 as part of the executed October Non-Redemption Agreement.

As of March 31, 2023 and December 31, 2022, a total of $16,851,596 and $16,975,796 was held in the Trust Account. The Trust Account is held in an interest-bearing bank deposit account and the income earned on the deposit account is also for the benefit of our public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Charter Amendment

On April 7, 2023, the Company held an annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved a third amendment to the Company’s Charter (the “Charter Amendment”) to give the Board the right to extend the Combination Period, without further stockholder vote, monthly, up to eight times for an additional one month each time, from April 11, 2023 up to December 11, 2023 (the “Extension Amendment”). Additionally, the Company’s stockholders approved amendments to the Charter to provide for a right of a holder of Class B common stock of the Company, par value $0.001 per share to convert its shares of Class B common stock into shares of Class A common stock of the Company, par value $0.001 per share, on a one-to-one basis at any time and from time to time at the election of the holder (the “Founder Share Amendment”) and to delete the limitation that the Company shall not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,0001 following such redemptions and the limitation that the Company shall not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. (the “Redemption Limitation Amendment”). The Company’s stockholders also re-elected Hilton Sturisky as a Class I director for a three year term.

In connection with the extension of the Combination Period stockholders holding an aggregate of 337,457 Public Shares exercised their right to redeem their shares for approximately $10.08 per share of the funds held in the Trust Account, leaving approximately $13,460,673.61 in cash in the Trust Account after satisfaction of such redemptions.

On April 7, 2023, pursuant to the terms of the Charter, Altitude Acquisition Holdco LLC (“Sponsor”), the holder of an aggregate of 7,500,000 shares of Class B common stock, elected to convert each outstanding share of Class B common stock held by it on a one-for-one basis into shares of Class A common stock, with immediate effect. Following such conversion, as of April 7, 2023, the Company had an aggregate of 8,834,645 shares of Class A common stock issued and outstanding and 0 shares of Class B common stock issued and outstanding.

Business Combination Agreement

On April 23, 2023, the Company, entered into a business combination agreement the “Business Combination Agreement” by and among the Company, Altitude Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Altitude (“Merger Sub”), Altitude Merger Sub II, LLC a Delaware limited liability company and a direct wholly owned subsidiary of Altitude (“Merger Sub II” and together with Merger Sub, the “Merger Subs”) Picard Medical, Inc., a Delaware corporation (“Picard”) and Hunniwell Picard I, LLC, solely in its capacity as the representative, agent and attorney-in-fact of the security holders of Picard. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Picard (the “First Merger”), with Picard surviving as a wholly-owned subsidiary of the Company (the “Surviving Corporation”). Immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and Merger Sub II, with Merger Sub II surviving as the surviving entity (the “Surviving Entity”, and such merger, the “Second Merger” and, together with the First Merger, the “Mergers”). Upon the closing of the Mergers (the “Closing”), it is anticipated that the Company will change its name to “Picard Medical Holdings, Inc.” and is referred to herein as “New Picard” as of the time following such change of name. The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Prior to the First Merger, each issued and outstanding share of Picard’s preferred stock, par value $0.0001 per share (“Picard Preferred Stock”), shall automatically convert into one (1) share of common stock of the Picard, par value $0.001 per share (“Picard Common Stock”). Each of Picard’s convertible notes that are outstanding prior to the First Merger, if any, will convert prior to the First Merger into shares of Picard Common Stock in accordance with the terms of such convertible notes. Each share of Picard Common Stock held by a Picard securityholder immediately prior to the First Effective Time (including shares issued upon conversion of Picard Preferred Stock and convertible notes, but not including dissenting shares) shall be automatically cancelled and converted into the right to receive a pro rata portion of an aggregate of 48,000,000 shares of common stock of New Picard, par value $0.001 per share (“New Picard Common Stock”), and an aggregate of 6,500,000 warrants to purchase shares of New Picard Common Stock at an initial exercise price of $11.50 per share (“New Picard Warrants”), plus up to an additional 6,500,000 New Picard Warrants if certain earnout conditions are satisfied (the “Earnout Warrants”). Each of Picard’s options that are outstanding and unexercised prior to the First Merger will be assumed by New Picard and converted into a New Picard option with the same terms and conditions. Each of Picard’s warrants that are outstanding and unexercised prior to the First Merger, whether or not then vested or exercisable, will be assumed by New Picard and will be converted into a warrant to acquire shares of New Picard Common Stock and will be subject to the same terms and conditions that applied to the Picard warrant immediately prior to the First Merger.

The Earnout Warrants will be held in escrow following the Closing and will be released to the Picard securityholders if, at any time during the five (5) year period following the Closing, the dollar volume-weighted average price (“VWAP”) of New Picard Common Stock for any 20 trading days within any 30 trading day period is greater than $12.50.

At the Closing, New Picard will issue 100,000 shares of New Picard Common Stock and 30,000 New Picard Warrants to certain service providers of Altitude.

The Board of the Company has unanimously approved and declared advisable the Business Combination Agreement and the Mergers and resolved to recommend approval of the Business Combination Agreement and related matters by the Company’s stockholders. The Closing is expected to occur in the second half of 2023, following the receipt of required approval by the stockholders of the Company and Picard, required regulatory approvals, the effectiveness of the registration statement on Form S-4 (“Registration Statement”) to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the Mergers and the fulfilment of other conditions set forth in the Business Combination Agreement.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on April 23, 2023, the Sponsor entered into a support agreement with the Company and Picard (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, Sponsor agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of the common stock of the Company held by the Sponsor in favor of (i) the approval and adoption of the Mergers,; (ii) adoption and approval of the an amended and restated certificate of incorporation of New Picard (the “New Picard Certificate of Incorporation”), in a form to be mutually agreed to by the Company and Picard, which shall provide for, among other things, the change of the name of the Company to “Picard Medical Holdings, Inc.”; (iii) approval of New Picard’s equity incentive plan; (iv) approval of the issuance of shares under applicable Nasdaq listing rules; (v) approval to adjourn the Company’s stockholder meeting, if necessary; and (vi) approval to obtain any and all other approvals necessary or advisable to effect the consummation of the Mergers as determined by the company (the proposals set forth in the forgoing clauses (i) through (vi) collectively, the “Company Proposals”); and (vii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Business Combination Agreement and the approval of the Company Proposals. In addition, the Sponsor Support Agreement prohibits the Sponsor from, among other things, selling, assigning or transferring or redeeming any Class A common stock held by it. In addition, the Sponsor Support Agreement provides that the Sponsor will, in connection with the Closing (x) forfeit an aggregate amount of up to 4,500,000 shares of Class A common stock held by the Sponsor immediately prior to the Closing, with such number of forfeited shares to be reduced by 20,000 shares for each $1,000,000 by which the proceeds of the Closing Offering (as defined in the Business Combination Agreement) plus the funds remaining in the Company’s Trust Account (after giving effect to redemptions and any financial incentives or discounts given to incentivize non-redemption and the repayment of any outstanding debt to the Sponsor) together with the proceeds from any Picard Financing, exceeds $38,000,000, (y) forfeit 6,500,000 warrants of the Company, each whole warrant exercisable for one Company Class A Share at an initial exercise price of $11.50 per share (the “Company Warrants”) held by Sponsor immediately prior to the Closing, and (z) deposit with Continental Stock Transfer & Trust Company, acting as escrow agent, 1,250,000 shares of Class A common stock (the “Sponsor Earnout Shares”) and 1,000,000 Company Warrants (the “Sponsor Earnout Warrants” and together with the Sponsor Earnout Shares, the “Sponsor Earnout Securities”). The Sponsor Earnout Securities will be released to the Sponsor upon achievement of the following milestones at any time during the five year period following the Closing: (i) 500,000 Sponsor Earnout Shares will be released if the VWAP of New Picard Common Stock is equal to or greater than $12.50 for any 20 trading days within any 30 trading day period, (ii) 250,000 Sponsor Earnout Shares and 1,000,000 Earnout Warrants will be released upon the closing of the acquisition by the Company or New Picard, as applicable, of at least 10,000,000 Company Warrants or New Picard Warrants, as applicable, from public investors, and (iii) 750,000 Sponsor Earnout Shares will be released upon the release of the Sponsor Earnout Shares and Sponsor Earnout Warrants pursuant to both (i) and (ii) of this paragraph. Any Sponsor Earnout Securities that have not been released from escrow on the date that is five years after the Closing shall be forfeited.

Picard Support Agreements

In connection with the execution of the Business Combination Agreement, on April 23, 2023, certain Picard stockholders holding an aggregate of approximately 90% of the outstanding Picard equity, on an as-converted to Picard Common Stock basis, and 100% of the outstanding Picard Preferred Stock (together, the “Picard Supporting Stockholders”) entered into support agreements with the Company and Picard (the “Picard Support Agreements”). Under the Picard Support Agreements, each Picard Supporting Stockholder agreed that, following the SEC declaring effective the Registration Statement, to execute and deliver a written consent with respect to the outstanding shares of Picard Common Stock and Picard Preferred Stock held by such Picard Supporting Stockholder (the “Subject Picard Shares”) approving the Business Combination Agreement and the transactions contemplated thereby. In addition to the foregoing, each Picard Supporting Stockholder agreed that at any meeting of the holders of Picard capital stock, each such Picard Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Picard Shares to be voted (i) to approve and adopt the Business Combination Agreement and the transactions contemplated thereby, including the Mergers; (ii) against any (A) any merger, consolidation, share exchange, business combination or other similar transaction or (B) any sale, lease, exchange, transfer or other disposition of all or a material portion of the assets of Picard (a “Alternative Proposal”); and (iii) against any amendment of the certificate of incorporation, or bylaws of Picard or proposal or transaction that would impede or frustrate the provisions of the Picard Support Agreements, the Business Combination Agreement or the transactions contemplated thereby. In addition, the Picard Support Agreements prohibit the Picard Supporting Stockholders from, among other things, (i) transferring any of the Subject Picard Shares; (ii) entering into (a) any option, warrant, purchase right, or other contact that would require the Picard Support Stockholders to transfer the Subject Picard Shares, or (b) any voting trust, proxy or other contract with respect to the voting or transfer of the Subject Picard Shares; or (iii) or taking any action in furtherance of the forgoing.

The Picard Support Agreement provides that the Picard Supporting Stockholders will not directly or indirectly, (i) solicit, initiate or knowingly encourage or facilitate any inquiry, proposal, or offer which constitutes, or could reasonably be expected to lead to, an Alternative Proposal in their capacity as such, (ii) participate in any discussions or negotiations regarding, or furnish or receive any nonpublic information relating to the Picard or its subsidiaries, in connection with any Alternative Proposal, (iii) approve or recommend, or make any public statement approving or recommending an Alternative Proposal, (iv) enter into any letter of intent, merger agreement or similar agreement providing for an Alternative Proposal, (v) make, or in any manner participate in a “solicitation” (as such term is used in the rules of the SEC) of proxies or powers of attorney or similar rights to vote, or seek to advise or influence with respect to voting of the Picard capital stock intending to facilitate any Alternative Proposal or cause any holder of shares of Picard capital stock not to vote to adopt the Business Combination Agreement and approve the Mergers and the other transactions contemplated thereby, (vi) become a member of a “group” (as such term is defined in Section 13(d) of the Exchange Act) with respect to any voting securities of Picard that takes any action in support of an Alternative Proposal or (vii) otherwise resolve or agree to do any of the foregoing.

Picard’s Supporting Stockholders each also irrevocably waived, and agreed not to exercise or assert, any dissenters’ or appraisal rights under Delaware law in connection with the Mergers and the Business Combination Agreement.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the agreements described below.

Registration Rights Agreement

In connection with the Closing, the Company, Picard, and certain of their respective stockholders will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, New Picard will be required to register for resale securities held by the stockholders party thereto. In addition, the holders will have certain demand and “piggyback” registration rights. New Picard will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

Lock-Up Agreement

In connection with the Closing, the Company and certain record and/or beneficial owner of equity securities of Picard (“Holders”) will enter into a lock-up agreement (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, the Holders will agree, subject to customary exceptions, not to transfer (a) any shares of New Picard Common Stock received by them as consideration in the Mergers (the “Lock-Up Shares”) for the period ending on the earliest of (x) the date this is one (1) year following the Closing Date, (y) the date on which the closing price of shares of New Picard Common Stock on Nasdaq equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for twenty (20) of any thirty (30) consecutive trading days commencing at least 150 days after the Closing, and (z) the date on which New Picard completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in all of New Picard’s stockholders having the right to exchange their shares of New Picard Common Stock for cash, securities or other property and (b) any warrants of received as consideration in the Mergers (including the Earnout Warrants) for a period of 30 days after Closing.

Nasdaq Deficiency Notice

On January 9, 2023, the Company received a deficiency notice from Nasdaq indicating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). The Company submitted a plan to regain compliance and Nasdaq granted the Company until April 11, 2023, its then-current liquidation date, to regain compliance. The Company held its Annual Meeting on April 7, 2023 and accordingly regained compliance with Nasdaq Listing Rule 5620(a).

Results of Operations

As of March 31, 2023, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through March 31, 2023, relates to our formation and initial public offering, and, since the completion of the IPO, searching for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generate non-operating income in the form of interest income on cash deposits in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $1,448,735 which included operating costs of $1,619,190, partially offset by unrealized gain on change in fair value of warrants of $170,435 and interest income earned on the operating bank account of $20.

For the three months ended March 31, 2022, we had a net income of $8,617,191 which included unrealized gain on change in fair value of warrants of $9,537,808, interest income earned on the proceeds in the Trust Account of $7,600 and interest income earned on the operating bank account of $1, partially offset by operating costs of $928,218.

Liquidity and Capital Resources

As of March 31, 2023, we had cash outside our Trust Account of $31,467 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to an initial business combination.

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

As of March 31, 2023, we had investments held in the Trust Account of $16,851,596 (including approximately $130,576 of interest available). Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended March 31, 2023, cash used by operating activities was $228,493. Net loss of $1,448,735 was impacted by unrealized gain on change in fair value of warrants of $170,435, and changes in operating assets and liabilities, which provided $1,390,677 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $20,083. Net income of $8,617,191 was impacted by interest income earned on Trust Account of $7,600, unrealized gain on change in fair value of warrants of $9,537,808, and changes in operating assets and liabilities, which provided $908,134 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding the deferred underwriters’ discount) to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $185,600, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On June 2, 2021, we issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. We had no borrowings under the promissory note.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of March 31, 2023 and December 31, 2022, no Working Capital Loans have been issued.

At March 31, 2023 and December 31, 2022, the Company owed the Sponsor or its affiliates $869,044 and $802,644 related to advances, respectively. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to April 11, 2023 (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extension), it is uncertain whether it will be able to do so. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2023.

Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

The Company agreed, commencing on the date that the securities of the Company were first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the quarter of March 31, 2023, the Sponsor agreed to waive the company’s payment obligation under the administrative support agreement and therefore has recognized contribution from Sponsor of $247,667.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The warrants liabilities are the Company’s most significant estimate. Accordingly, the actual results could differ significantly from those estimates.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date. We have determined the warrants are a derivative instrument.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 1,672,102 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets, respectively.

Net (Loss) Income Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,000,000 shares of Class A common stock potentially issuable upon the exercise of outstanding warrants to purchase Class A common stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.. Additionally, subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

ALTITUDE ACQUISITION CORP.

Date: May 15, 2023	By:	/s/Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Farris Griggs
Name: Farris Griggs
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)