Form 10-Q
period 2023-06-30
Altitude Acquisition Corp.
filed 2023-08-14
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number:001-39772

Altitude Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2533565
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Perimeter Center Terrace Suite 151 Atlanta, Georgia	30346
(Address of Principal Executive Offices)	(Zip Code)
1(800)950-2950
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
14
, 2023, there were 8,834,645 shares of the registrant’s Class A common stock, par value $0.0001 per share, and zero shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.

Quarterly Report on

Form 10-Q

For the Quarter Ended June 30, 2023

2

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$81,121	$760
Prepaid expenses	35,000	815

Total current assets	116,121	1,575
Cash held in Trust Account	13,612,504	16,975,796

Total Assets	$13,728,625	$16,977,371

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$1,198,055	$511,152
Income taxes payable	76,481	38,180
Advances from Sponsor	904,044	802,644
Promissory Note –Related Party	135,000	—
Due to related party, net	—	242,089

Total current liabilities	2,313,580	1,594,065
Warrant liability	1,311,338	1,383,449
Deferred legal fee	7,757,957	5,352,657
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	21,882,875	18,830,171

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 1,334,645 and 1,672,102 shares subject to possible redemption at redemption value of $10.00 per share at June 30, 2023 and December 31, 2022, respectively	13,346,531	16,721,020
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized; 7,500,000 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, excluding 1,334,645 and 1,672,102 shares subject to possible redemption	750	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 7,500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	750
Additional paid-in capital	432,106	251,866
Accumulated deficit	(21,933,637)	(18,826,436)

Total stockholders’ deficit	(21,500,781)	(18,573,820)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$13,728,625	$16,977,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$1,799,105	$1,518,182	$3,418,295	$2,446,400

Loss from operations	(1,799,105)	(1,518,182)	(3,418,295)	(2,446,400)
Other income:
Interest income	18	—	38	1
Interest income earned on Trust	277,246	304,269	277,246	311,869
Unrealized (loss) gain on change in fair value of warrants	(98,324)	987,781	72,111	10,525,589

Total other income	178,940	1,292,050	349,395	10,837,459
(Loss) Income before income tax provision	(1,620,165)	(226,132)	(3,068,900)	8,391,059
Income tax provision	(38,301)	(8,780)	(38,301)	(8,780)

Net (loss) income	$(1,658,466)	$(234,912)	$(3,107,201)	$8,382,279

Basic and diluted weighted average shares outstanding, Class A common stock	1,877,359	25,339,955	5,007,342	27,657,104

Basic and diluted net (loss) income per share, Class A common stock	$(0.68)	$(0.01)	$(0.35)	$0.24

Basic and diluted weighted average shares outstanding, Class B common stock	576,923	7,500,000	3,977,901	7,500,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.68)	$(0.01)	$(0.35)	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance as of December 31, 2022	—	$—	7,500,000	$750	$251,866	$(18,826,436)	$(18,573,820)
Sponsor administrative agreement waiver	—	—	—	—	242,089	—	242,089
Net loss	—	—	—	—	—	(1,448,735)	(1,448,735)

Balance as of March 31, 2023 (unaudited)	—	$—	7,500,000	$750	$493,955	$(20,275,171)	$(19,780,466)

Conversion of Common Stock to Class A Common Stock	7,500,000	750	(7,500,000)	(750)	—	—	—
Accretion of Class A common stock to redemption value	—	—	—	—	(61,849)	—	(61,849)
Net loss	—	—	—	—	—	(1,658,466)	(1,658,466)

Balance as of June 30, 2023 (unaudited)	7,500,000	$750	—	$—	$432,106	$(21,933,637)	$(21,500,781)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(27,823,525)	$(27,822,775)
Net income	—	—	—	—	—	8,617,191	8,617,191

Balance as of March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,206,334)	$(19,205,584)
Net loss	—	—	—	—	—	(234,912)	(234,912)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(165,357)	(165,357)

Balance as of June 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,606,603)	$(19,605,853)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(3,107,201)	$8,382,279
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on Trust	(277,246)	(311,869)
Unrealized gain on change in fair value of warrants	(72,111)	(10,525,589)
Changes in current assets and current liabilities:
Prepaid expenses	(34,185)	88,250
Due to related party, net	—	60,000
Deferred legal fee	2,405,300	1,401,360
Income taxes payable	38,301	8,780
Advances from Sponsor	101,400	788,423
Accounts payable and accrued expenses	686,903	148,363

Net cash (used in) provided by operating activities	(258,839)	39,997

Cash Flows from Investing Activities:
Reimbursement of franchise tax payment	204,200	—
Cash withdrawn from Trust Account in connection with redemption	3,436,338	—

Net cash provided by investing activities	3,640,538	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	135,000	—
Funds withdrawn from Trust Account	—	81,200
Redemption of Class A common stock	(3,436,338)	—

Net cash provided by financing activities	(3,301,338)	81,200
Net Change in Cash	80,361	121,197
Cash-Beginning	760	43,054

Cash-Ending	$81,121	$164,251

Supplemental Disclosure of Non-cash Financing Activities:
Waiver of amounts due to related party under the Administrative Support Agreement	$242,089	$—

Payment from Trust Account in connection with redemption of shares	$—	$249,614,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Altitude Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has two wholly-owned subsidiaries that were formed on March 30, 2023, Altitude Merger Sub I, Inc., a Delaware corporation (“Merger Sub I”) and Altitude Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”).
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company generated
non-operating
income in the form of interest income on investments held in trust from the proceeds derived from the IPO through June 30, 2023 and recognizes changes in the fair value of warrant liability as other income (expense).
Financing
The Company’s sponsor is Altitude Acquisition Holdco LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO (as described below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 8, 2020 (the “Effective Date”). On December 11, 2020, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the partial exercise of the underwriters’ over-allotment option, at $10.00 per Unit generating gross proceeds of $300,000,000, which is described in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement (the “Private Placement”) to the Company’s Sponsor, generating gross proceeds to the Company of $8,000,000, which is described in Note 4.
Trust Account
Following the closing of the IPO on December 11, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) which was initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (“Charter”), and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within a specified time period (the “Combination Period”) following the closing of the IPO. On December 5, 2022, in order to mitigate the risk of being deemed an unregistered investment company, the Company instructed Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in an interest-bearing bank deposit account.
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
On June 16, 2022, pursuant to the Investment Management Trust Agreement dated as of December 8, 2020 (“Trust Agreement”) between the Company and CST, the Company issued a request to CST to withdraw $81,200 of interest income from the Trust Account for the payment of the Company’s taxes.
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
one-to-one
basis at any time and from time to time at the election of the holder, and to remove (a) the limitation that the Company will not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,0001 following such redemptions and (b) the limitation that the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. The Company’s stockholders also re-elected
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
The Board has exercised four (4) of its Monthly Extensions, on each of May 9, 2023, June 6, 2023, July 6, 2023, and August 3, 2023. Accordingly, the Combination Period currently extends through September 11, 2023.
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
The shares of Class A common stock subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with an initial Business Combination only if such initial Business Combination is approved by the affirmative vote of the holders of a majority of the shares of the Common Stock that are voted at a stockholder meeting held to consider such initial Business Combination. The Company has until September 11, 2023 to consummate a Business Combination (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extensions). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.
The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (defined below) and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period.
Liquidity and Going Concern
As of June 30, 2023, the Company had cash outside the Trust Account of $81,121 available for working capital needs, and a negative working capital of approximately $1.9 million.
Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of $275,000, and advances from the Sponsor of $634,447. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and from advances made by the Sponsor and its affiliates.
In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
At June 30, 2023, the Company owed the Sponsor or its affiliates $904,044 in advances and $135,000 in promissory notes and as of December 31, 2022, $802,644 related to these advances, respectively.
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

In addition, the Company has until September 11, 2023, to consummate a Business Combination (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extensions). If the Company is unable to complete a Business Combination during the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the registration statement for the IPO, and then seek to dissolve and liquidate.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by September 11, 2023, the scheduled liquidation date of the Company (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extensions), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company’s Sponsor has agreed that it will indemnify and hold harmless the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act (defined below). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which were formed on March 30, 2023. All significant intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 23, 2023.
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
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.
Offering Costs
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock included in the Units sold in the IPO are charged to the temporary equity.
Cash held in Trust Account
As of June 30, 2023 and December 31, 2022, there was $13,612,504 and $16,975,796 in cash held in the Trust Account, respectively.
On December 5, 2022, in order to mitigate the risk of being deemed an unregistered investment company, the Company instructed CST to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in an interest-bearing bank deposit account. As a result, following such change, the Company will likely receive minimal, if any, interest, on the funds held in the Trust Account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 1,334,645 and 1,672,102 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

Income Taxes
The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023, and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.97% and 0.54% for the three and six months ended June 30, 2023, respectively, and (3.88)% and 0.10% for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

	For the three months ended June 30, 2023		For the three months ended June 30, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,268,614)	$(389,852)	$(181,263)	$(53,649)
Denominator:
Weighted-average shares outstanding	1,877,359	576,923	25,339,955	7,500,000
Basic and diluted net loss per share	$(0.68)	$(0.68)	$(0.01)	$(0.01)

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,731,597)	$(1,375,604)	$6,594,103	$1,788,176
Denominator:
Weighted-average shares outstanding	5,007,342	3,977,901	27,657,104	7,500,000
Basic and diluted net (loss) income per share	$(0.35)	$(0.35)	$0.24	$0.24

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
Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and Public Warrants (defined below), using the residual method by allocating IPO proceeds first to fair value of the Public Warrants and then the Class A common stock.
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
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING
On December 11, 2020, the Company sold 30,000,000 Units, including 3,900,000 Units issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-half
of one warrant (the “Public Warrants”) to purchase one share of Class A common stock. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of June 30, 2023 and December 31, 2022, an additional fee of $10,500,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
All of the 30,000,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. In connection with the amendments to the Charter and the extensions of the Combination Period, on June 14, 2022, October 12, 2022, and April 7, 2023, stockholders holding an aggregate of 24,944,949, 3,382,949, and 337,457, respectively, shares of the Company’s Class A common stock exercised their right to redeem their shares for approximately $10.01, $10.05, and $10.08, respectively, per share of the funds held in the Company’s Trust Account, for a total aggregate amount of $287,060,872.
The Class A common stock is recorded in accordance within ASC
480-10-S99.
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
capital and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the common stock reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Payment from Trust Account in connection with redemption of shares	(283,624,535)
Plus:
Accretion of carrying value to redemption value	36,301,925

Class A common stock subject to possible redemption, December 31, 2022	16,721,020

Plus:
Accretion of carrying value to redemption value	61,849
Less:
Redemption	(3,436,338)

Class A common stock subject to possible redemption, June 30, 2023	$13,346,531

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

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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
On April 7, 2023, pursuant to the terms of the Charter, as amended, the Sponsor elected to convert 7,500,000 shares of Class B common stock held by it on a one-for-one
basis into 7,500,000 shares of Class A common stock (see Note 6).
Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants for an aggregate purchase price of $8,000,000, or $1.00 per Private Placement Warrant (see Note 4).
Administrative Support Agreement
The Company has agreed, commencing on the date of the securities of the Company were first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the quarter-ended March 31, 2023, the Sponsor agreed to waive the company’s payment obligation under the administrative support agreement and therefore has recognized contribution from Sponsor of $247,667.
Due from/to Related Party
As of December 31, 2022, the Company had due to related party balance of $242,089, which consisted of $247,667 for the administrative service fees incurred, net of $5,578 receivable from related party. During the quarter
-ended March 31
, 2023, the administrative service fee and receivable from related party was waived. As of June 30, 2023, there is no balance due from/to related party.

Advances from Sponsor
At June 30, 2023 and December 31, 2022, the Company owed the Sponsor or its affiliates $904,044 and $802,644 related to advances, respectively.
Promissory Note — Related Party
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings under the promissory note as of June 30, 2023 and December 31, 2022.
Promissory Note — Related Party
On April 25, 2023,
the
Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor loaned the Company an aggregate principal amount of $135,000 for working capital purposes. The Promissory Note is non-interest
bearing,
non-convertible
and payable on the earlier of the date on which the Company consummates its initial business combination or the liquidation of the Company. As of June 30, 2023 the Company has borrowed a total of $135,000 from the Sponsor.
Non-Redemption
Agreements
Prior to the stockholder meeting at which the Company sought stockholder approval to extend the Combination Period from June 11, 2022 to October 11, 2022, on June 9, 2022, the Company entered non-redemption
agreements (“June
Non-Redemption
Agreements”) with certain existing stockholders (“June
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
In connection with the June
Non-Redemption
Agreements, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to each June
Non-Redeeming
Stockholder $0.033 per share in cash per month through October 11, 2022, and as a result Mr. Teplis paid a total of $184,929 to the June
Non-Redeeming
Stockholders.
Prior to the stockholder meeting at which the Company sought stockholder approval to extend the Combination Period from October 11, 2022 to April 11, 2023, on October 5, 2022, the Company entered into a non-redemption
agreement (“October
Non-Redemption
Agreement”) with an existing stockholder (“October
Non-Redeeming
Stockholder”) holding an aggregate of 223,124 shares of Class A common stock. Pursuant to the October
Non-Redemption
Agreement, the October
Non-Redeeming
Stockholder agreed to (a) not redeem the shares in connection with the extension and (b) vote all of its shares in favor of the extension.
In connection with the October
Non-Redemption
Agreement, Mr. Teplis agreed to pay to the October
Non-Redeeming
Stockholder $0.05 per share per month through June 11, 2023, in a single cash payment within 45 days from the date of the October
Non-Redemption
Agreement, and as a result Mr. Teplis paid a total $66,937 to the October
Non-Redeeming
Stockholder.
Related Party Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
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
The underwriters of the IPO had a
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

Charter Amendment
On April 7, 2023, the Company held an annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved several proposals to amend the Company’s Charter to (i) permit the Board to extend the date by which the Company must complete a Business Combination from April 11, 2023 monthly up to eight (8) times for an additional one month each time, up to December 11, 2023, (ii) provide for a the right of a holder of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one
basis at any time and from time to time at the election of the holder and (iii) remove (a) the limitation that the Company will not consummate a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions and (b) the limitation that the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. The Company’s stockholders also re-elected
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
Business Combination Agreement
On April 23, 2023, the Company, entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Merger Sub I, Merger Sub II, Picard Medical, Inc., a Delaware corporation (“Picard”) and Hunniwell Picard I, LLC, solely in its capacity as the representative, agent and attorney-in-fact
of the security holders of Picard. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into Picard (the “First Merger”), with Picard surviving as a wholly-owned subsidiary of the Company (the “Surviving Corporation”). Immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and Merger Sub II, with Merger Sub II surviving as the surviving entity (the “Surviving Entity”, and such merger, the “Second Merger” and, together with the First Merger, the “Mergers”). Upon the closing of the Mergers (the “Closing”), it is anticipated that the Company will change its name to “Picard Medical Holdings, Inc.” and is referred to herein as “New Picard” as of the time following such change of name. The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”
Prior to the First Merger, each issued and outstanding share of Picard’s preferred stock, par value $0.0001 per share (“Picard Preferred Stock”), will automatically convert into one (1) share of common stock of Picard, par value $0.001 per share (“Picard Common Stock”). Each of Picard’s convertible notes that are outstanding prior to the First Merger, if any, will convert prior to the First Merger into shares of Picard Common Stock in accordance with the terms of such convertible notes. Each share of Picard Common Stock held by a Picard securityholder immediately prior to the First Effective Time (including shares issued upon conversion of Picard Preferred Stock and convertible notes, but not including dissenting shares) will be automatically cancelled and converted into the right to receive a pro rata portion of an aggregate of 48,000,000 shares of common stock of New Picard, par value $0.001 per share (“New Picard Common Stock”), and an aggregate of 6,500,000 warrants to purchase shares of New Picard Common Stock at an initial exercise price of $11.50 per share (“New Picard Warrants”), plus up to an additional 6,500,000 New Picard Warrants if certain earnout conditions are satisfied (the “Earnout Warrants”). Each of Picard’s options that are outstanding and unexercised prior to the First Merger will be assumed by New Picard and converted into a New Picard option with the same terms and conditions. Each of Picard’s warrants that are outstanding and unexercised prior to the First Merger, whether or not then vested or exercisable, will be assumed by New Picard and will be converted into a warrant to acquire shares of New Picard Common Stock and will be subject to the same terms and conditions that applied to the Picard warrant immediately prior to the First Merger.
The Earnout Warrants will be held in escrow following the Closing and will be released to the Picard securityholders if, at any time during the five (5) year period following the Closing, the dollar volume-weighted average price (“VWAP”) of New Picard Common Stock for any 20 trading days within any 30 trading day period is greater than $12.50.
At the Closing, New Picard will issue 100,000 shares of New Picard Common Stock and 30,000 New Picard Warrants to certain service providers of the Company.

Sponsor Support Agreement
In connection with the execution of the Business Combination Agreement, on April 23, 2023, the Sponsor entered into a support agreement with the Company and Picard (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, Sponsor agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of the common stock of the Company held by the Sponsor in favor of the Mergers and related actions. The Sponsor Support Agreement prohibits the Sponsor from, among other things, selling, assigning or transferring or redeeming any shares of Class A common stock held by it. In addition, the Sponsor Support Agreement provides that the Sponsor will, in connection with the Closing (x) forfeit up to 4,500,000 shares of Class A common stock held by the Sponsor immediately prior to the Closing, with such number of forfeited shares to be reduced by 20,000 shares for each $1,000,000 by which the proceeds of the Closing Offering (as defined in the Business Combination Agreement) plus the funds remaining in the Trust Account (after giving effect to redemptions and any financial incentives or discounts given to incentivize non-redemption
and the repayment of any outstanding debt to the Sponsor) together with the proceeds from any Picard Financing (as defined in the Business Combination Agreement), exceeds $38,000,000, (y) forfeit 6,500,000 Private Placement Warrants held by Sponsor immediately prior to the Closing, and (z) deposit with CST, acting as escrow agent, 1,250,000 shares of Class A common stock (the “Sponsor Earnout Shares”) and 1,000,000 Private Placement Warrants (the “Sponsor Earnout Warrants” and together with the Sponsor Earnout Shares, the “Sponsor Earnout Securities”). The Sponsor Earnout Securities will be released to the Sponsor upon achievement of the following milestones at any time during the five year period following the Closing: (i) 500,000 Sponsor Earnout Shares will be released if the VWAP of New Picard Common Stock is equal to or greater than $12.50 for any 20 trading days within any 30 trading day period, (ii) 250,000 Sponsor Earnout Shares and 1,000,000 Earnout Warrants will be released upon the closing of the acquisition by the Company or New Picard, as applicable, of at least 10,000,000 Company Warrants or New Picard Warrants, as applicable, from public investors, and (iii) 750,000 Sponsor Earnout Shares will be released upon the release of the Sponsor Earnout Shares and Sponsor Earnout Warrants pursuant to both (i) and (ii) of this paragraph. Any Sponsor Earnout Securities that have not been released from escrow on the date that is five years after the Closing will be forfeited.
Picard Support Agreements
In connection with the execution of the Business Combination Agreement, on April 23, 2023, certain Picard stockholders holding an aggregate of approximately
90
% of the outstanding Picard equity, on an
as-converted
to Picard Common Stock basis, and
100
% of the outstanding Picard Preferred Stock (together, the “Picard Supporting Stockholders”) entered into support agreements with the Company and Picard (the “Picard Support Agreements”). Under the Picard Support Agreements, each Picard Supporting Stockholder has executed and delivered a written consent with respect to the outstanding shares of Picard Common Stock and Picard Preferred Stock held by such Picard Supporting Stockholder (the “Subject Picard Shares”) approving the Business Combination Agreement and the transactions contemplated thereby. In addition to the foregoing, each Picard Supporting Stockholder agreed that at any meeting of the holders of Picard capital stock, each such Picard Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Picard Shares to be voted (i) to approve and adopt the Business Combination Agreement and the transactions contemplated thereby, including the Mergers; (ii) against any (A) any merger, consolidation, share exchange, business combination or other similar transaction or (B) any sale, lease, exchange, transfer or other disposition of all or a material portion of the assets of Picard (a “Alternative Proposal”); and (iii) against any amendment of the certificate of incorporation, or bylaws of Picard or proposal or transaction that would impede or frustrate the provisions of the Picard Support Agreements, the Business Combination Agreement or the transactions contemplated thereby. In addition, the Picard Support Agreements prohibit the Picard Supporting Stockholders from, among other things, (i) transferring any of the Subject Picard Shares; (ii) entering into (a) any option, warrant, purchase right, or other contact that would require the Picard Support Stockholders to transfer the Subject Picard Shares, or (b) any voting trust, proxy or other contract with respect to the voting or transfer of the Subject Picard Shares; or (iii) or taking any action in furtherance of the forgoing.

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
for the period ending on the earliest of (x) the date that is one (1) year following the Closing Date, (y) the date on which the closing price of shares of New Picard Common Stock on Nasdaq equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for twenty (20) of any thirty (30) consecutive trading days commencing at least 150 days after the Closing, and (z) the date on which New Picard completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in all of New Picard’s stockholders having the right to exchange their shares of New Picard Common Stock for cash, securities or other property and (b) any warrants of received as consideration in the Mergers (including the Earnout Warrants) for a period of 30 days after Closing.

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were 8,834,645 and 1,672,102 shares of Class A common stock subject to redemption, of which 1,334,645 and 1,672,102, are included in temporary equity, respectively.
Class
 B Common Stock
 — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, as of June 30, 2023 and December 31, 2022, there were 0 and 7,500,000 shares of Class B common stock issued and outstanding. On April 7, 2023, pursuant to the terms of the Charter, the Sponsor, the holder of an aggregate of 7,500,000 shares of Class B common stock, elected to convert each outstanding share of Class B common stock held by it on a one-for-one
basis into shares of Class A common stock, with immediate effect.
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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability—Public Warrants	$825,000	$825,000	$—	$—
Warrant Liability—Private Placement Warrants	486,338	—	—	486,338

	$1,311,338	$825,000	$—	$486,338

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

The measurement of the Public Warrants at June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2023 and December 31, 2022, the aggregate value of Public Warrants was $825,000 and $877,500, respectively. During the period ended June 30, 2023 and year ended December 31, 2022 there were no transfers between Level 1, 2 and 3 on the derivative warrant liabilities.
The estimated fair value of the Private Placement Warrants on June 30, 2023 and December 31, 2022 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2023:

Input	June 30, 2023
Expected term (years)	0.96
Expected volatility	7.7%
Risk-free interest rate	5.40%
Exercise price	$11.50
Fair value of the common stock price	$10.05
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022:

Input	December 31, 2022
Expected term (years)	1.15
Expected volatility	7.9%
Risk-free interest rate	4.68%
Exercise price	$11.50
Fair value of the common stock price	$9.92
The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2023:

Warrant Liability
Fair value as of December 31, 2022	$505,949
Change in fair value	(60,935)

Fair value as of March 31, 2023	$445,014
Change in fair value	41,324

Fair value as of June 30, 2023	$486,338

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,822,783
Change in fair value	(3,428,308)

Fair value as of March 31, 2022	1,394,475
Change in fair value	(344,281)

Fair value as of June 30, 2022	$1,050,194

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet dates, up to the date on which the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On July 6, 2023, the Company issued a press release announcing that its board of directors (the “Board”) had elected to extend the Combination Period from July 11, 2023 for an additional month to August 11, 2023, the fourth of eight potential Monthly Extensions available to the Company. Further, on August 3, 2023, the Company issued a press release announcing that the Board had elected to extend the Combination Period from August 11, 2023 to September 11, 2023, the fifth of eight potential Monthly Extensions available to the Company.

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

Overview

We are a blank check company incorporated on August 12, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination. On April 23, 2023, the Company, entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Altitude Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Altitude (“Merger Sub I”), Altitude Merger Sub II, LLC a Delaware limited liability company and a direct wholly owned subsidiary of Altitude (“Merger Sub II”) Picard Medical, Inc., a Delaware corporation (“Picard”) and Hunniwell Picard I, LLC, solely in its capacity as the representative, agent and attorney-in-fact of the security holders of Picard. We intend to consummate a business combination with Picard before the end of the Combination Period, but we are not able to assure you whether we will complete a business combination with the Picard or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

On December 11, 2020, we consummated our initial public offering (“IPO”) of 30,000,000 units (“Units”), including 3,900,000 Units issued to the underwriters based on a partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock” or “Public Shares”) and one-half of one redeemable warrant (“Public Warrants”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $300 million. Simultaneously with the consummation of the IPO, we completed the private placement (“Private Placement”) of an aggregate of 8,000,000 warrants (“Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $8 million. Prior to the consummation of the initial public offering, on August 12, 2020, we issued an aggregate of 8,625,000 shares of our Class B common stock, par value $0.0001 per share (“Founder Shares”) to our Sponsor for an aggregate purchase price of $25,000 in cash. On November 30, 2020, our Sponsor surrendered an aggregate of 1,437,500 Founder Shares to us for no consideration, resulting in our Sponsor holding an aggregate of 7,503,750 Founder Shares. On December 11, 2020 the underwriters partially exercised their over-allotment option, and as a result, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited for no consideration. Accordingly, this resulted in our Sponsor holding an aggregate of 7,500,000 Founder Shares.

A total of $300,000,000, comprised of $292,000,000 of the proceeds from the IPO (which amount includes $10,500,000 of the underwriters’ deferred discount) and $8,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company (“CST”), acting as trustee.

On December 5, 2022, in order to mitigate the risk of being deemed an unregistered investment company, we instructed CST to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in an interest-bearing bank deposit account. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account.

As of June 30, 2023 and December 31, 2022, there was $13,612,504 and $16,975,796 in cash held in the Trust Account. The Trust Account is held in an interest-bearing bank deposit account and the income earned on the deposit account is also for the benefit of our public stockholders.

On June 10, 2022, the Company’s stockholders approved an amendment to the Company’s Charter to extend the Combination Period from June 11, 2022 to October 11, 2022. In connection with the amendment to the Charter, stockholders holding an aggregate of 24,944,949 Public Shares exercised their right to redeem their shares for approximately $10.01 per share of the funds held in the Trust Account totaling $249,614,847.Prior to the June special meeting, on June 9, 2022, we entered into non redemption agreements (“June Non-Redemption Agreements”) with certain of our existing stockholders (“June Non-Redeeming Stockholders”) holding an aggregate of 1,250,000 shares of Class A common stock. Pursuant to the June Non-Redemption Agreements, the June Non-Redeeming Stockholders agreed to (a) not redeem any shares of Class A common stock held by them on the date of the Non-Redemption Agreements in connection with the extension, (b) vote all of their shares in favor of the extension and any initial business combination presented by the Company for approval by its stockholders, and (c) not Transfer (as such term is defined in the June Non-Redemption Agreements) any of their shares until the earlier of October 11, 2022 and consummation of the Company’s initial business combination.

In connection with the June Non-Redemption Agreements, Gary Teplis, the Chief Executive Officer of the Company, agreed to pay to each June Non-Redeeming Stockholder $0.033 per share in cash per month through October 11, 2022, and as a result Mr. Teplis paid a total of $184,929 to the June Non-Redeeming Stockholders.

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

In connection with the October Non-Redemption Agreement, Mr. Teplis agreed to pay to the October Non-Redeeming Stockholder $0.05 per share per month through April 11, 2023, in a single cash payment within 45 days from the date of the October Non-Redemption Agreement and, as a result, Mr. Teplis paid a total $66,937 to the October Non-Redeeming Stockholder.

On April 7, 2023, the Company’s stockholders approved a third amendment to the Company’s Charter to give the Company’s board of directors (“Board”) the right to extend the Combination Period, without further stockholder vote, monthly, up to eight times for an additional one month each time, from April 11, 2023 up to December 11, 2023 (each, a “Monthly Extension”). Additionally, the Company’s stockholders approved amendments to the Charter to provide for a the right of a holder of Class B common stock of the Company, par value $0.001 per share (“Class B common stock”), to convert its shares of Class B common stock into shares of Class A common stock of the Company, par value $0.001 per share (“Class A common stock”), on a one-to-one basis at any time and from time to time at the election of the holder, and to remove (a) the limitation that the Company will not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,0001 following such redemptions and (b) the limitation that the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. The Company’s stockholders also re-elected Hilton Sturisky as a Class I director for a three year term. In connection with the extension of the Combination Period, stockholders holding an aggregate of 337,457 Public Shares exercised their right to redeem their shares for approximately $10.08 per share of the funds held in the Trust Account, leaving approximately $13,460,674 in cash in the Trust Account after satisfaction of such redemptions.

The Board has exercised five of its Monthly Extensions, on each of May 9, 2023, June 6, 2023, July 6, 2023, and August 3, 2023. Accordingly, the Combination Period currently extends through September 11, 2023.

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

Business Combination Agreement

On April 23, 2023, the Company, entered the Business Combination Agreement. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into Picard (the “First Merger”), with Picard surviving as a wholly-owned subsidiary of the Company (the “Surviving Corporation”). Immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and Merger Sub II, with Merger Sub II surviving as the surviving entity (the “Surviving Entity”, and such merger, the “Second Merger” and, together with the First Merger, the “Mergers”). Upon the closing of the Mergers (the “Closing”), it is anticipated that the Company will change its name to “Picard Medical Holdings, Inc.” and is referred to herein as “New Picard” as of the time following such change of name. The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Prior to the First Merger, each issued and outstanding share of Picard’s preferred stock, par value $0.0001 per share (“Picard Preferred Stock”), will automatically convert into one (1) share of common stock of Picard, par value $0.001 per share (“Picard Common Stock”). Each of Picard’s convertible notes that are outstanding prior to the First Merger, if any, will convert prior to the First Merger into shares of Picard Common Stock in accordance with the terms of such convertible notes. Each share of Picard Common Stock held by a Picard securityholder immediately prior to the First Effective Time (including shares issued upon conversion of Picard Preferred Stock and convertible notes, but not including dissenting shares) will be automatically cancelled and converted into the right to receive a pro rata portion of an aggregate of 48,000,000 shares of common stock of New Picard, par value $0.001 per share (“New Picard Common Stock”), and an aggregate of 6,500,000 warrants to purchase shares of New Picard Common Stock at an initial exercise price of $11.50 per share (“New Picard Warrants”), plus up to an additional 6,500,000 New Picard Warrants if certain earnout conditions are satisfied (the “Earnout Warrants”). Each of Picard’s options that are outstanding and unexercised prior to the First Merger will be assumed by New Picard and converted into a New Picard option with the same terms and conditions. Each of Picard’s warrants that are outstanding and unexercised prior to the First Merger, whether or not then vested or exercisable, will be assumed by New Picard and will be converted into a warrant to acquire shares of New Picard Common Stock and will be subject to the same terms and conditions that applied to the Picard warrant immediately prior to the First Merger.

The Earnout Warrants will be held in escrow following the Closing and will be released to the Picard securityholders if, at any time during the five (5) year period following the Closing, the dollar volume-weighted average price (“VWAP”) of New Picard Common Stock for any 20 trading days within any 30 trading day period is greater than $12.50.

At the Closing, New Picard will issue 100,000 shares of New Picard Common Stock and 30,000 New Picard Warrants to certain service providers of the Company.

The Board of the Company has unanimously approved and declared advisable the Business Combination Agreement and the Mergers and resolved to recommend approval of the Business Combination Agreement and related matters by the Company’s stockholders. The Closing is expected to occur in the second half of 2023, following the receipt of required approval by the stockholders of the Company and Picard, required regulatory approvals, and the fulfilment of other conditions set forth in the Business Combination Agreement.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on April 23, 2023, the Sponsor entered into a support agreement with the Company and Picard (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, Sponsor agreed to vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all of the common stock of the Company held by the Sponsor in favor of the Mergers and other related actions. The Sponsor Support Agreement prohibits the Sponsor from, among other things, selling, assigning or transferring or redeeming any shares of Class A common stock held by it. In addition, the Sponsor Support Agreement provides that the Sponsor will, in connection with the Closing (x) forfeit up to 4,500,000 shares of Class A common stock held by the Sponsor immediately prior to the Closing, with such number of forfeited shares to be reduced by 20,000 shares for each $1,000,000 by which the proceeds of the Closing Offering (as defined in the Business Combination Agreement) plus the funds remaining in the Trust Account (after giving effect to redemptions and any financial incentives or discounts given to incentivize non-redemption and the repayment of any outstanding debt to the Sponsor) together with the proceeds from any Picard Financing (as defined in the Business Combination Agreement), exceeds $38,000,000, (y) forfeit 6,500,000 Private Placement Warrants held by Sponsor immediately prior to the Closing, and (z) deposit with CST, acting as escrow agent, 1,250,000 shares of Class A common stock (the “Sponsor Earnout Shares”) and 1,000,000 Private Placement Warrants (the “Sponsor Earnout Warrants” and together with the Sponsor Earnout Shares, the “Sponsor Earnout Securities”). The Sponsor Earnout Securities will be released to the Sponsor upon achievement of the following milestones at any time during the five year period following the Closing: (i) 500,000 Sponsor Earnout Shares will be released if the VWAP of New Picard Common Stock is equal to or greater than $12.50 for any 20 trading days within any 30 trading day period, (ii) 250,000 Sponsor Earnout Shares and 1,000,000 Earnout Warrants will be released upon the closing of the acquisition by the Company or New Picard, as applicable, of at least 10,000,000 Company Warrants or New Picard Warrants, as applicable, from public investors, and (iii) 750,000 Sponsor Earnout Shares will be released upon the release of the Sponsor Earnout Shares and Sponsor Earnout Warrants pursuant to both (i) and (ii) of this paragraph. Any Sponsor Earnout Securities that have not been released from escrow on the date that is five years after the Closing will be forfeited.

Picard Support Agreements

In connection with the execution of the Business Combination Agreement, on April 23, 2023, certain Picard stockholders holding an aggregate of approximately 90% of the outstanding Picard equity, on an as-converted to Picard Common Stock basis, and 100% of the outstanding Picard Preferred Stock (together, the “Picard Supporting Stockholders”) entered into support agreements with the Company and Picard (the “Picard Support Agreements”). Under the Picard Support Agreements, each Picard Supporting Stockholder has executed and delivered a written consent with respect to the outstanding shares of Picard Common Stock and Picard Preferred Stock held by such Picard Supporting Stockholder (the “Subject Picard Shares”) approving the Business Combination Agreement and the transactions contemplated thereby. In addition to the foregoing, each Picard Supporting Stockholder agreed that at any meeting of the holders of Picard capital stock, each such Picard Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Picard Shares to be voted (i) to approve and adopt the Business Combination Agreement and the transactions contemplated thereby, including the Mergers; (ii) against any (A) any merger, consolidation, share exchange, business combination or other similar transaction or (B) any sale, lease, exchange, transfer or other disposition of all or a material portion of the assets of Picard (a “Alternative Proposal”); and (iii) against any amendment of the certificate of incorporation, or bylaws of Picard or proposal or transaction that would impede or frustrate the provisions of the Picard Support Agreements, the Business Combination Agreement or the transactions contemplated thereby. In addition, the Picard Support Agreements prohibit the Picard Supporting Stockholders from, among other things, (i) transferring any of the Subject Picard Shares; (ii) entering into (a) any option, warrant, purchase right, or other contact that would require the Picard Support Stockholders to transfer the Subject Picard Shares, or (b) any voting trust, proxy or other contract with respect to the voting or transfer of the Subject Picard Shares; or (iii) or taking any action in furtherance of the forgoing.

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

Results of Operations

As of June 30, 2023, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through June 30, 2023, relates to our formation and IPO, and, since the completion of the IPO, search for a target to consummate a business combination, including the negotiation of the Business Combination Agreement with Picard. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generate non-operating income in the form of interest income on cash deposits in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $1,658,466 which included operating costs of $1,799,105, unrealized loss on change in fair value of warrants of $98,324 and provision for income taxes $38,301, offset by interest income earned on the operating bank account of $18 and interest income earned on the proceeds in the Trust Account of $277,246.

For the six months ended June 30, 2023, we had a net loss of $3,107,201 which included operating costs of $3,418,295 and provision for income taxes $38,301, partially offset by unrealized gain on change in fair value of warrants of $72,111, interest income earned on the proceeds in the Trust Account of $277,246 and interest income earned on the operating bank account of $38.

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash outside our Trust Account of $81,121 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to an initial business combination.

On December 11, 2020, we consummated the IPO of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 8,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,000,000.

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

As of June 30, 2023, we had investments held in the Trust Account of $13,612,504 (including approximately $756,498 of interest available). Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the six months ended June 30, 2023, cash used by operating activities was $258,839. Net loss of $3,107,201 was impacted by unrealized gain on change in fair value of warrants of $72,111, interest income earned on the proceeds in the Trust Account of $277,246 and changes in operating assets and liabilities, which provided $3,197,719 of cash for operating activities.

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

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of June 30, 2023 and December 31, 2022, no Working Capital Loans have been issued.

At June 30, 2023 and December 31, 2022, the Company owed its affiliates $904,044 and $802,644 related through advances, respectively, and owed the its sponsor $904,044 and $0 related to a Promissory Note, respectively. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to September 11, 2023 (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extension), it is uncertain whether it will be able to do so. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Liquidity and Going Concern

As of June 30, 2023, the Company had cash outside the Trust Account of $81,121 available for working capital needs, and a negative working capital of approximately $1.9 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of $275,000, and advances from the Sponsor of $634,447. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and from advances made by the Sponsor and its affiliates.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

At June 30, 2023, the Company owed the Sponsor or its affiliates $904,044 in advances and $135,000 in promissory notes and as of December 31, 2022, $802,644 related to these advances, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by September 11, 2023, the scheduled liquidation date of the Company (which date may be extended by the Board monthly up to December 11, 2023 in connection with the Monthly Extensions), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s Sponsor has agreed that it will indemnify and hold harmless the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act (defined below). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of June 30, 2023.

Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

The Company agreed, commencing on the date that the securities of the Company were first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the quarter of June 30, 2023, the Sponsor agreed to waive the company’s payment obligation under the administrative support agreement and therefore has recognized contribution from Sponsor of $247,667.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 1,334,645 and 1,672,102 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets, respectively.

Net (Loss) Income Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,000,000 shares of Class A common stock potentially issuable upon the exercise of outstanding warrants to purchase Class A common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

2.1 +	Business Combination Agreement, dated as of April 23, 2023, by and between Altitude Acquisition Corp, Altitude Merger Sub I, Inc., Altitude Merger Sub II, LLC, Picard Medical, Inc. and Hunniwell Picard I, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023).

3.1	Amended and Restated Certificate of Incorporation of Altitude Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2020).

3.2	Amendment to the Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2023).

10.1	Sponsor Support Agreement, dated as of April 23, 2023, by and between Altitude Acquisition Holdco LLC, Altitude Acquisition Corp. and Picard Medical, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023).

10.2	Form of Picard Support Agreement, dated as of April 23, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023).

10.3	Promissory Note issued to Altitude Acquisition Holdco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTITUDE ACQUISITION CORP.

Date: August 14, 2023	By:	/s/Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Farris Griggs
Name: Farris Griggs
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)