Form 10-Q
period 2023-09-30
Altitude Acquisition Corp.
filed 2023-11-16
CIK 1822366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
6
, 2023, there were 8,834,645 shares of the registrant’s Class A common stock, par value $0.0001 per share, and zero shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Altitude Acquisition Corp.

Quarterly Report on

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALTITUDE ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$888	$760
Prepaid expenses	17,500	815

Total current assets	18,388	1,575
Cash held in Trust Account	13,741,530	16,975,796

Total Assets	$13,759,918	$16,977,371

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current Liabilities
Accounts payable	$1,394,657	$511,152
Income taxes payable	93,960	38,180
Advances from Sponsor	1,011,119	802,644
Promissory Note –Related Party	135,000	—
Due to related party, net	—	242,089

Total current liabilities	2,634,736	1,594,065
Warrant liability	1,411,087	1,383,449
Deferred legal fee	8,032,972	5,352,657
Deferred underwriting fee	10,500,000	10,500,000

Total liabilities	22,578,795	18,830,171

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 1,334,645 and 1,672,102 shares subject to possible redemption at redemption value of $10.00 per share at September 30, 2023 and December 31, 2022, respectively	13,346,532	16,721,020
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 280,000,000 shares authorized; 7,500,000 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, excluding 1,334,645 and 1,672,102 shares subject to possible redemption	750	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 7,500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	750
Additional paid-in capital	432,106	251,866
Accumulated deficit	(22,598,265)	(18,826,436)

Total stockholders’ deficit	(22,165,409)	(18,573,820)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$13,759,918	$16,977,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative costs	$677,636	$439,362	$4,095,931	$2,885,762

Loss from operations	(677,636)	(439,362)	(4,065,931)	(2,885,762)
Other income (expense):
Interest income	11	1	49	2
Interest income earned on Trust	130,225	222,471	407,471	534,340
Unrealized (loss) gain on change in fair value of warrants	(99,749)	1,389,550	(27,638)	11,915,139

Total other income, net	30,487	1,612,022	379,882	12,449,481
(Loss) Income before income tax provision	(647,149)	1,172,660	(3,716,049)	9,563,719
Income tax provision	(17,479)	(14,023)	(55,780)	(22,803)

Net (loss) income	$(664,628)	$1,158,637	$(3,771,829)	$9,540,916

Basic and diluted weighted average shares outstanding, Class A common stock	8,834,645	5,055,051	6,297,129	20,040,295

Basic and diluted net (loss) income per share, Class A common stock	$(0.08)	$0.09	$(0.42)	$0.35

Basic and diluted weighted average shares outstanding, Class B common stock	—	7,500,000	2,637,363	7,500,000

Basic and diluted net (loss) income per share, Class B common stock	$—	$0.09	$(0.42)	$0.35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	7,500,000	$750	$251,866	$(18,826,436)	$(18,573,820)
Sponsor administrative agreement waiver	—	—	—	—	242,089	—	242,089
Net loss	—	—	—	—	—	(1,448,735)	(1,448,735)

Balance as of March 31, 2023 (unaudited)	—	—	7,500,000	750	493,955	(20,275,171)	(19,780,466)
Conversion of Common Stock to Class A Common Stock	7,500,000	750	(7,500,000)	(750)	—	—	—
Accretion of Class A common stock to redemption value	—	—	—	—	(61,849)	—	(61,849)
Net loss	—	—	—	—	—	(1,658,466)	(1,658,466)

Balance as of June 30, 2023 (unaudited)	7,500,000	750	—	—	432,106	(21,933,637)	(21,500,781)
Net loss	—	—	—	—	—	(664,628)	(664,628)

Balance as of September 30, 2023 (unaudited)	7,500,000	$750	—	$—	$432,106	$(22,598,265)	$(22,165,409)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(27,823,525)	$(27,822,775)
Net income	—	—	—	—	—	8,617,191	8,617,191

Balance as of March 31, 2022 (unaudited)	—	—	7,500,000	750	—	(19,206,334)	(19,205,584)
Net loss	—	—	—	—	—	(234,912)	(234,912)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(165,357)	(165,357)

Balance as of June 30, 2022 (unaudited)	—	—	7,500,000	750	—	(19,606,603)	(19,605,853)
Net income	—	—	—	—	—	1,158,637	1,158,637

Balance as of September 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(18,447,966)	$(18,447,216)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTITUDE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,771,829)	$9,540,916
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on Trust	(407,471)	(534,340)
Unrealized gain (loss) on change in fair value of warrants	27,638	(11,915,139)
Changes in current assets and current liabilities:
Prepaid expenses	(16,685)	160,223
Due to related party, net	—	90,000
Deferred legal fee	2,680,315	1,550,515
Income taxes payable	55,780	22,803
Advances from Sponsor	208,475	788,423
Accounts payable and accrued expenses	883,505	196,683

Net cash used in operating activities	(340,272)	(99,916)

Cash Flows from Investing Activities:
Reimbursement of franchise tax payment	205,400	—
Cash withdrawn from Trust Account in connection with redemption	3,436,338	—

Net cash provided by investing activities	3,641,738	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	135,000	—
Funds withdrawn from Trust Account	—	81,200
Redemption of Class A common stock	(3,436,338)	—

Net cash (used in) provided by financing activities	(3,301,338)	81,200

Net Change in Cash	128	(18,716)
Cash-Beginning	760	43,054

Cash-Ending	$888	$24,338

Supplemental Disclosure of Non-cash Financing Activities:
Waiver of amounts due to related party under the Administrative Support Agreement	$242,089	$—

Payment from Trust Account in connection with redemption of shares	$—	$249,614,847
Cash paid for franchise taxes	$206,750	$231,851

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company generated
non-operating
income in the form of interest income on cash and investments held in trust from the proceeds derived from the IPO through September 30, 2023 and recognizes changes in the fair value of warrant liability as other income (expense).
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

On April 7, 2023, the Company’s stockholders approved a third amendment to the Company’s Charter to give the Company’s board of directors (“Board”) the right to extend the Combination Period, without further stockholder vote, monthly, up to eight times for an additional one month each time, from April 11, 2023 up to December 11, 2023 (each, a “Monthly Extension”). Additionally, the Company’s stockholders approved amendments to the Charter to provide for the right of a holder of Class B common stock of the Company, par value $0.001 per share (“Class B common stock”), to convert its shares of Class B common stock into shares of Class A common stock of the Company, par value $0.001 per share (“Class A common stock”), on
a
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
The Board has exercised all its Monthly Extensions through November 2023. Accordingly, the Combination Period currently extends through December 11, 2023.
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
The shares of Class A common stock subject to redemption are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with an initial Business Combination only if such initial Business Combination is approved by the affirmative vote of the holders of a majority of the shares of the Common Stock that are voted at a stockholder meeting held to consider such initial Business Combination. The Company has until December 11, 2023 to consummate a Business Combination, and on November
13
, 2023, the Company filed
with the SEC and mailed to its shareholders a
proxy statement seeking shareholder approval to further extend the Combination Period
, monthly, up to March 11, 2024
. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.
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
During July 2023 through November 2023, the Company issued press releases announcing the utilization of all eight of its available monthly extensions for the Combination Period, granted by the Board. The final extension was granted on November 3, 2023, extending the deadline for the company to consummate a business combination by December 11, 2023.
On November 13, 2023, the Company filed with the SEC and mailed to its shareholders a proxy statement seeking shareholder approval to (i) extend the Combination Period, monthly, up to March 11, 2024 and (ii) allow the Company to adjourn the shareholder meeting to a later date or dates if additional time is necessary to effectuate such extension.
Liquidity and Going Concern
As of September 30, 2023, the Company had cash outside the Trust Account of $888 available for working capital needs, and a negative working capital of approximately $2.6 million.
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
In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
At September 30, 2023, the Company owed the Sponsor or its affiliates $1,011,119 in advances and $135,000 in promissory notes and as of December 31, 2022, $802,644 related to these advances, respectively.
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

In addition, the Company has until December 11, 2023, to consummate a Business Combination. If the Company is unable to complete a Business Combination during the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the registration statement for the IPO, and then seek to dissolve and liquidate.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update
(“ASU”)

2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 11, 2023, the scheduled liquidation date of the Company, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised that has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with other public companies that are neither emerging growth companies nor emerging growth companies that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.
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
Cash held in Trust Account
As of September 30, 2023 and December 31, 2022, there was $13,741,530 and $16,975,796 in cash held in the Trust Account, respectively.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 1,334,645 and 1,672,102 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

Income Taxes
The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023, and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (2.70%) and (1.50%) for the three and nine months ended September 30, 2023, respectively, and 1.54% and 0.24% for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

	For the three months ended September 30, 2023		For the three months ended September 30, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(664,628)	$—	$466,503	$692,134
Denominator:
Weighted-average shares outstanding	8,834,645	—	5,055,051	7,500,000
Basic and diluted net (loss) income per share	$(0.08)	$—	$0.09	$0.09

	For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(2,658,427)	$(1,113,402)	$6,942,655	$2,598,261
Denominator:
Weighted-average shares outstanding	6,297,129	2,637,363	20,040,295	7,500,000
Basic and diluted net (loss) income per share	$(0.42)	$(0.42)	$0.35	$0.35

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date. The Company has determined that the warrants are a derivative instrument. FASB
ASC470-20,
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
The Company paid an underwriting fee at the closing of the IPO of $6,000,000. As of September 30, 2023 and December 31, 2022, an additional fee of $10,500,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
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
capital and accumulated deficit.
As of September 30, 2023 and December 31, 2022, the common stock reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Public Warrants	(19,987,400)
Common stock issuance costs	(15,968,970)
Payment from Trust Account in connection with redemption of shares	(283,624,535)
Plus:
Accretion of carrying value to redemption value	36,301,925

Class A common stock subject to possible redemption, December 31, 2022	16,721,020
Plus:
Accretion of carrying value to redemption value	61,850
Less:
Redemption	(3,436,338)

Class A common stock subject to possible redemption, September 30, 2023	$13,346,532

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
Due from/to Related Party
As of December 31, 2022, the Company had due to related party balance of $242,089, which consisted of $247,667 for the administrative service fees incurred, net of $5,578 receivable from related party. During the quarter-ended March 31, 2023, the administrative service fee and receivable from related party was waived and the Sponsor has waived its right to all future administrative service fees and will no longer require the Company to reimburse the Sponsor for these fees
. As of September 30, 2023, there is no balance due from/to related party.

Advances from Sponsor
At September 30, 2023 and December 31, 2022, the Company owed the Sponsor or its affiliates $1,011,119 and $802,644 related to advances, respectively.
Promissory Note — Related Party
On June 2, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate available principal amount of $300,000 to be used for a portion of the expenses of the Business Combination. This loan is non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Business Combination. The Company had no borrowings, nor the ability to borrow, under the promissory note as of September 30, 2023 and December 31, 2022.
Promissory Note — Related Party
On April 25, 2023, the Company issued a promissory note (the “Promissory Note”) to the Sponsor. Pursuant to the Promissory Note, the Sponsor loaned the Company an aggregate principal amount of $135,000 for working capital purposes. The Promissory Note is non-interest
bearing,
non-convertible
and payable on the earlier of the date on which the Company consummates its initial business combination or the liquidation of the Company. As of September 30, 2023 the Company has borrowed a total of $135,000 from the Sponsor.
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
Non-Redeeming
Stockholder $0.05 per share per month through June 11, 2023, in a single cash payment within 45 days from the date of the October
Non-Redemption
Agreement, and as a result Mr. Teplis paid a total $66,937 to the October
Non-Redeeming
Stockholder.
Related Party Loans
In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

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
Lock-Up Agreement
In connection with the Closing, the Company and certain record and/or beneficial owner of equity securities of Picard (“Holders”) will enter into a lock-up agreement(the
“Lock-Up Agreement”).Pursuant
to
the Lock-Up Agreement,
the Holders will agree, subject to customary exceptions, not to transfer (a) any shares of New Picard Common Stock received by them as consideration in the Mergers (the
“Lock-Up Shares”)for
the period ending on the earliest of (x) the date that is one (1) year following the Closing Date, (y) the date on which the closing price of shares of New Picard Common Stock on Nasdaq equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for twenty (20) of any thirty (30) consecutive trading days commencing at least 150 days after the Closing, and (z) the date on which New Picard completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in all of New Picard’s stockholders having the right to exchange their shares of New Picard Common Stock for cash, securities or other property and (b) any warrants of received as consideration in the Mergers (including the Earnout Warrants) for a period of 30 days after Closing.

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 280,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were 8,834,645 and 1,672,102 shares of Class A common stock subject to redemption, of which 1,334,645 and 1,672,102, are included in temporary equity, respectively.
Class
 B Common Stock
 — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent split described in Note 5, as of September 30, 2023 and December 31, 2022, there were 0 and 7,500,000 shares of Class B common stock issued and outstanding. On April 7, 2023, pursuant to the terms of the Charter, the Sponsor, the holder of an aggregate of 7,500,000 shares of Class B common stock, elected to convert each outstanding share of Class B common stock held by it on a one-for-one
basis into shares of Class A common stock, with immediate effect.
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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability—Public Warrants	$900,000	$900,000	$—	$—
Warrant Liability—Private Placement Warrants	511,087	—	—	511,087

	$1,411,087	$900,000	$—	$511,087

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

The measurement of the Public Warrants at September 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2023 and December 31, 2022, the aggregate value of Public Warrants was $900,000 and $877,500, respectively. During the period ended September 30, 2023 and year ended December 31, 2022 there were no transfers between Level 1, 2 and 3 on the derivative warrant liabilities.
The estimated fair value of the Private Placement Warrants on September 30, 2023 and December 31, 2022 is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2023:

Input	September 30, 2023
Expected term (years)	0.75
Expected volatility	9.0%
Risk-free interest rate	5.49%
Exercise price	$11.50
Fair value of the common stock price	$10.15
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2022:

Input	December 31, 2022
Expected term (years)	1.15
Expected volatility	7.9%
Risk-free interest rate	4.68%
Exercise price	$11.50
Fair value of the common stock price	$9.92
The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months ended September 30, 2023:

Warrant Liability
Fair value as of December 31, 2022	$505,949
Change in fair value	(60,935)

Fair value as of March 31, 2023	445,014
Change in fair value	41,324

Fair value as of June 30, 2023	486,338
Change in fair value	24,749

Fair value as of September 30, 2023	$511,087

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months ended September 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$4,822,783
Change in fair value	(3,428,308)

Fair value as of March 31, 2022	1,394,475
Change in fair value	(344,281)

Fair value as of June 30, 2022	1,050,194
Change in fair value	(489,550)

Fair value as of September 30, 2022	$560,644

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
On October 6, 2023, the Company issued a press release announcing that its board of directors (the “Board”) has elected to extend the date by which Altitude has to consummate a business combination (the “Deadline Date”) from October 11, 2023 for an additional month to November 11, 2023, the seventh of eight potential one-month
extensions of the Deadline Date available to the Company.
On November 3, 2023, the Company issued a press release announcing that its board of directors (the “Board”) has elected to extend the date by which Altitude has to consummate a business combination (the “Deadline Date”) from November 11, 2023 for an additional month to December 11, 2023, the eighth of eight potential one-month
extensions of the Deadline Date available to the Company.
Also on November 13, 2023, the Company filed with the SEC and mailed to its shareholders a proxy statement seeking shareholder approval to (i) extend the Combination Period, monthly, up to March 11, 2024 and (ii) allow the Company to adjourn the shareholder meeting to a later date or dates if additional time is necessary to effectuate such extension.

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

Overview

We are a blank check company incorporated on August 12, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination. On April 23, 2023, the Company, entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Altitude Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Altitude (“Merger Sub I”), Altitude Merger Sub II, LLC a Delaware limited liability company and a direct wholly owned subsidiary of Altitude (“Merger Sub II”) Picard Medical, Inc., a Delaware corporation (“Picard”) and Hunniwell Picard I, LLC, solely in its capacity as the representative, agent and attorney-in-fact of the security holders of Picard. We intend to consummate a business combination with Picard before the end of the Combination Period, but we are not able to assure you whether we will complete a business combination with Picard or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

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

As of September 30, 2023 and December 31, 2022, there was $13,741,530 and $16,975,796 in cash held in the Trust Account. The Trust Account is held in an interest-bearing bank deposit account and the income earned on the deposit account is also for the benefit of our public stockholders.

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

During July 2023 through November 2023, the Company issued press releases announcing the utilization of all eight of its available monthly extensions for the Combination Period, granted by the Board. The final extension was granted on November 3, 2023, extending the deadline for the company to consummate a business combination to December 11, 2023.

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

Proposed Extension

On November 13, 2023, the Company filed with the SEC and mailed to its shareholders a proxy statement seeking shareholder approval to (i) extend the Combination Period, monthly, up to March 11, 2024 and (ii) allow the Company to adjourn the shareholder meeting to a later date or dates if additional time is necessary to effectuate such extension.

Results of Operations

As of September 30, 2023, we have not commenced any operations. All activity for the period from August 12, 2020 (inception) through September 30, 2023, relates to our formation and IPO, and, since the completion of the IPO, search for a target to consummate a business combination, including the negotiation of the Business Combination Agreement with Picard. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generate non-operating income in the form of interest income on cash deposits in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $664,628 which included general and administrative costs of $677,636, unrealized loss on change in fair value of warrants of $99,749 and provision for income taxes $17,479, offset by interest income earned on the operating bank account of $11 and interest income earned on the proceeds in the Trust Account of $130,225.

For the nine months ended September 30, 2023, we had a net loss of $3,771,829 which included general and administrative costs of $4,095,931 and provision for income taxes $55,780, unrealized loss on change in fair value of warrants of $27,638, partially offset by interest income earned on the proceeds in the Trust Account of $407,471 and interest income earned on the operating bank account of $49.

For the three months ended September 30, 2022, we had a net income of $1,158,637 which included unrealized gain on change in fair value of warrants of $1,389,550, interest income earned on the proceeds in the Trust Account of $222,471 and interest income earned on the operating bank account of $1, partially offset by general and administrative of $439,362 and income tax provision of $14,023.

For the nine months ended September 30, 2022, we had a net income of $9,540,916 which included unrealized gain on change in fair value of warrants of $11,915,139, interest income earned on the proceeds in the Trust Account of $534,340 and interest income earned on the operating bank account of $2, partially offset by general and administrative of $2,885,762 and income tax provision of $22,803.

Liquidity and Capital Resources

As of September 30, 2023, we had cash outside our Trust Account of $888 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to an initial business combination.

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

As of September 30, 2023, we had cash held in the Trust Account of $13,741,530 (including approximately $756,498 of interest available). Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2023, cash used by operating activities was $340,272. Net loss of $3,771,829 was impacted by unrealized loss on change in fair value of warrants of $27,638, interest income earned on the proceeds in the Trust Account of $407,471 and changes in operating assets and liabilities, which provided $3,811,390 of cash for operating activities.

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

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of September 30, 2023 and December 31, 2022, no Working Capital Loans have been issued.

At September 30, 2023 and December 31, 2022, the Company owed its affiliates $1,011,119 and $802,644 related through advances, respectively, and owed the its sponsor $1,011,119 and $0 related to a Promissory Note, respectively. Although management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to December 11, 2023, it is uncertain whether it will be able to do so. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Liquidity and Going Concern

As of September 30, 2023, the Company had cash outside the Trust Account of $888 available for working capital needs, and a negative working capital of approximately $2.6 million.

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

At September 30, 2023, the Company owed the Sponsor or its affiliates $1,011,119 in advances and $135,000 in promissory notes and as of December 31, 2022, $802,644 related to these advances, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 11, 2023, the scheduled liquidation date of the Company, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2023.

Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

The Company agreed, commencing on the date that the securities of the Company were first listed on The Nasdaq Capital Market (the “Listing Date”), to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. During the quarter ended March 31, 2023, the Sponsor agreed to waive the company’s payment obligation under the administrative support agreement and therefore has recognized contribution from Sponsor of $247,667. The Sponsor has waived its right to all future administrative service fees and will no longer require the Company to reimburse the Sponsor for these fees.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 1,334,645 and 1,672,102 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets, respectively.

Net (Loss) Income Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,000,000 shares of Class A common stock potentially issuable upon the exercise of outstanding warrants to purchase Class A common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Other than as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2022.

The Company filed a proxy statement seeking shareholder approval to extend the Combination Period. Such extension contravenes Nasdaq rules, and as a result, could lead Nasdaq to suspend trading in the Company’s securities or lead the Company to be delisted from Nasdaq.

The Company is listed on The Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, which, in the case of the Company, would be December 8, 2023 (the “Nasdaq Deadline”). On November 13, 2023, the Company filed with the SEC and mailed to its shareholders a proxy statement seeking shareholder approval to extend the Combination Period. The contemplated extension would extend the Combination Period beyond the Nasdaq Deadline. As a result, such extension would not comply with Nasdaq rule IM-5101-2. There is a risk that trading in the Company’s securities may be suspended and the Company may be subject to delisting by Nasdaq if such extension is implemented. We cannot assure you that Nasdaq will not delist the Company’s securities in the event the such extension is implemented and the Company does not complete one or more business combinations by the Nasdaq Deadline, that we will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or that our securities will not be suspended pending the Hearing Panel’s decision.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	inability to meet a condition to closing the proposed business combination with Picard, as there can be no assurance that Picard would waive the Nasdaq listing condition to closing;

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, and warrants are currently listed on Nasdaq, our units, common stock, and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

ALTITUDE ACQUISITION CORP.

Date: November 16, 2023	By:	/s/ Gary Teplis
Name: Gary Teplis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2023	By:	/s/ Farris Griggs
Name: Farris Griggs
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)